Form 10QSB/A
period 2006-07-31
51147 INC
filed 2007-10-05
CIK 1317839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB
Amendment No. 1

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 2, 2007: 1,652,000 shares of common stock.

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

51147, Inc.
(A DEVELOPMENT STAGE COMPANY)

 FINANCIAL STATEMENTS

As of  July 31, 2006

51147, Inc.
(a development stage company)
Financial Statements Table of Contents

51147, Inc.
(a development stage company)
BALANCE SHEET
As of July 31, 2006

ASSETS

CURRENT ASSETS	7/31/2006	1/31/2006

Cash	-	-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES

Accrued Expenses	$2,625	$2,125

Total Current Liabilities	2,625	2,125

TOTAL LIABILITIES	$2,625	$2,125

STOCKHOLDERS' EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	128	100
Additional Paid-In Capital	2,722	-
Accumulated Deficit	(5,475)	(2,225)

Total Stockholders' Equity	(2,625)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the six and three months ending July 31, 2006 and July 31, 2005, and from inception (February 2, 2005) through July 31, 2006

	6 MONTHS	3 MONTHS	6 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	7/31/2006	7/31/2006	7/31/2005	7/31/2005	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	3,250	3,000	975	875	5,475

NET INCOME (LOSS)	(3,250)	$(3,000)	(975)	$(875)	(5,475)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)		-		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(5,475)		$(975)		$(5,475)

Earnings (loss) per share	$(0.03)		$(0.01)

Weighted average number of common shares	100,000		100,000

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through July 31, 2006

		COMMON	PAID IN	ACCUM.	TOTAL
	SHARES	STOCK	CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$-	$100

Net Loss	-	-	-	(2,225)	(2,225)

Total, January 31, 2006	100,000	100	-	(2,225)	$(2,125)

Stock Issued on acceptance
of expenses
July 30, 2006	275,000	28	2,722		2,750

Net Loss	-	-	-	(3,250)	(3,250)

Total, July 31, 2006	375,000	$128	$2,722	$(5,475)	$(2,625)

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending July 31, 2006 and July 31, 2005, and from inception (February 2, 2005) through July 31, 2006

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	7/31/2006	7/31/2005	INCEPTION

Net income (loss)	$(3,250)	$(975)	$(5,475)

Stock issued as compensation	2,750	100	2,850
Increase (Decrease) in Accrued Expenses	500	875	2,625

Total adjustments to net income	3,250	975	5,475

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

On June 30, 2006, the Company issued 275,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore have no allowances accounted for or disclosures made.

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

On July 30, 2006, the Company issued 275,000 shares of common stock at $0.01 for a value of $2750.  The shares were issued to a related party in acceptance of expenses paid on behalf of the Company. (see note 2)

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

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

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11.  Income Taxes:

The Company has a net operating loss carry-forward of $5,475 that will expire 20 years after the years generated.  The loss generated for the year 2005 of $2,225 will expire in the year 2025 if not used.  The loss generated in 2006 was $3,250 and will expire in 2026.

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

Results of Operation

The Company did not have any operating income from inception through July 31, 2006. For the quarter ended July 31, 2006, the registrant recognized a net loss of $3,000 and for the period from inception through July 31, 2006, the registrant recognized a net less of $5,475. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

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

51147, Inc.
Registrant

Date: October 2, 2007	By:	/s/Michael Zahorik
Michael Zahorik
President