Form 10QSB
period 2006-10-31
51147 INC
filed 2007-10-05
CIK 1317839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2006

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of October 1, 2007: 1,625,000 shares of common stock.

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ending October 31, 2006 are not necessarily indicative of results that maybe expected for the year ending January 31, 2007.  The financial statements are presented on the accrual basis.

51147, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2006

51147, INC.
(a development stage company)
Financial Statements Table of Contents

51147, Inc.
(a development stage company)
BALANCE SHEET
As of October 31, 2006

ASSETS

CURRENT ASSETS	10/31/2006	1/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$3,125	$2,125

Total Current Liabilities	3,125	2,125

TOTAL LIABILITIES	3,125	2,125

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	253	100
Additional Paid-In Capital	15,097	-
Accumulated Deficit	(18,475)	(2,225)

Total Stockholders' Equity	(3,125)	(2,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the Nine and three months ending October 31, 2006 and October 31, 2005, and from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	3 MONTHS	9 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	10/31/2006	10/31/2006	10/31/2005	10/31/2005	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	16,250	13,000	1,225	250	18,475

NET INCOME (LOSS)	(16,250)	$(13,000)	(1,225)	$(250)	(18,475)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)		-		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(18,475)		$(1,225)		$(18,475)

Earnings (loss) per share	$(0.16)		$(0.01)

Weighted average number of common shares	100,000		100,000

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through October 31, 2006

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$-	$100

Net Loss	-	-	-	(2,225)	(2,225)

Total, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Stock Issued on acceptance	275,000	28	2,722	-	2,750
of expenses paid
July 30, 2006

Stock Issued on acceptance	1,250,000	125	12,375	-	12,500
of expenses paid
August 15, 2006

Net Loss	-	-	-	(16,250)	(16,250)

Total, October 31, 2006	1,625,000	$253	$15,097	$(18,475)	$(3,125)

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Nine months ending October 31, 2006 and October 31, 2005, and from inception (February 2, 2005) through October 31, 2006

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	10/31/2006	10/31/2005	INCEPTION

Net income (loss)	$(16,250)	$(1,225)	$(18,475)

Stock issued as compensation	15,250	100	15,350
Increase (Decrease) in Accrued Expenses	1,000	1,125	3,125

Total adjustments to net income	16,250	1,225	18,475

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

On June 30, 2006, the Company issued 275,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company. (note 8)

On August 15, 2006, the Company issued 1,250,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company. (note 8)

3.   Accounts Receivable and Customer Deposits:

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

On July 30, 2006, the Company issued 275,000 shares of common stock at $0.01 for a value of $2750.  The shares were issued to a related party in acceptance of expenses paid on behalf of the Company. (note 2)

On August 15, 2006, the Company issued 1,250,000 shares of common stock at $0.01 for a value of $12,500.  The shares were issued to a related party in acceptance of expenses paid on behalf of the Company. (note 2)

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

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

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11.  Income Taxes:

The Company has a net operating loss carry-forward of $18,475 that will expire 20 years after the years generated.  The loss generated for the year 2005 of $2,225 will expire in the year 2025 if not used.  The loss generated in 2006 is $16,250 and will expire in 2026.

Item 2.Management’s Discussion and Analysis of Financial Conditions and Resultsof Operations

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

Results of Operation

The Company did not have any operating income from inception through October 31, 2006. For the quarter ended October 31, 2006, the registrant recognized a net loss of $13,000 and for the period from inception through October 31, 2006, the registrant recognized a net less of $18,475. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

On October 31, 2006, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates, assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenue and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

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

None

Item 3.    Defaults Upon Senior Securities.

 None

Item 4.    Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2006, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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