Form 10KSB
period 2007-01-31
51147 INC
filed 2007-10-05
CIK 1317839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2007

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
Yes ☒                      No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B not contained in this form, and no disclosure will be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.  ☐

Revenues for year ended January 31, 2007: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2007, was: $0

Number of shares of the registrant’s common stock outstanding as of October 2, 2007 was: 1,625,000

Transitional Small Business Disclosure Format:    Yes ☐  No ☒

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

51147, Inc. (the “Company”) was incorporated on February 2, 2005 under the laws of the State of Delaware to engage in any lawful corporate undertaking, including, but not limited to, selected mergers and acquisitions. We have been in the developmental stage since inception and have no operations to date other than issuing shares to our original shareholder.

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

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require: (i) that a broker or dealer approve a person's account for transactions in penny stocks and (ii) the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased. In order to approve a person's account for transactions in penny stocks, the broker or dealer must (i) obtain financial information and investment experience and objectives of the person; and (ii) make a reasonable determination that the transactions in penny stocks are suitable for that person and that person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks. The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prepared by the Commission relating to the penny stock market, which, in highlight form, (i) sets forth the basis on which the broker or dealer made the suitability determination and (ii) that the broker or dealer received a signed, written agreement from the investor prior to the transaction. Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading, and about commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions.  Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

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

On November 7, 2005, Scott Raleigh transferred an aggregate of 100,000 shares to Michael A. Zahorik pursuant to a stock purchase agreement and pursuant to an exemption from registration under Section 4(2) of the Securities Act of 1933.

On June 30, 2006, the Company issued 275,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company.

On August 15, 2006, the Company issued 1,250,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company.

Equity Compensation Plan Information

The following table sets forth certain information as of October 1, 2007, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	_________________	_________________	_________________
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	None
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total

ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

Results of Operation

The Company did not have any operating income from inception (February 2, 2005) through January 31, 2007.  For the quarter ended January 31, 2007, the registrant recognized a net loss of $2,225.  From inception through the period ended January 31, 2007, the registrant recognized a net loss of $19,475.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2007 the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

51147, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2007

51147, INC.
(a development stage company)
Financial Statements Table of Contents

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
51147, INC.

We have audited the accompanying balance sheet of 51147, INC. (a development stage company), as of January 31, 2007 and 2006, and the related statement of operations, equity and cash flows for the twelve months ended January 31, 2007 and 2006, and from inception (February 2, 2005) through January 31, 2007.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 51147, INC., as of January 31, 2007 and 2006, and the results of its operations and its cash flows for the periods ended January 31, 2007 and 2006, and from inception (February 2, 2005) through January 31, 2007 in conformity with U.S. generally accepted accounting principles.

/s/  Gately & Associates, LLC
Gately & Associates, LLC
Altamonte Springs, FL
August 18, 2007

51147, Inc.
(a development stage company)
BALANCE SHEET
As of January 31, 2007

ASSETS

CURRENT ASSETS	1/31/2007	1/31/2006

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$4,125	$2,125

Total Current Liabilities	4,125	2,125

TOTAL LIABILITIES	4,125	2,125

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	100	100
Additional Paid-In Capital	-	-
Accumulated Deficit	(19,475)	(2,225)

Total Stockholder's Equity	(19,375)	(2,125)

TOTAL LIABILITIES AND EQUITY	$(15,250)	$-

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the Twelve months ending January 31, 2007 and January 31, 2006, and from inception (February 2, 2005) through January 31, 2007

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	1/31/2007	1/31/2006	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	17,250	2,225	19,475

NET INCOME (LOSS)	(17,250)	(2,225)	(19,475)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(2,225)	-	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(19,475)	$(2,225)	$(19,475)

Earnings (loss) per share	$(0.17)	$(0.02)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2007

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$-	$100

Net Loss	-	-	-	(2,225)	(2,225)

Total, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Stock Issued on acceptance	275,000	28	2,722	-	2,750
of expenses paid
July 30, 2006

Stock Issued on acceptance	1,250,000	125	12,375	-	12,500
of expenses paid
August 15, 2006

Net Loss	-	-	-	(17,250)	(17,250)

Total, October 31, 2006	1,625,000	$253	$15,097	$(19,475)	$(4,125)

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the Twelve months ending January 31, 2007 and January 31, 2006, and from inception (February 2, 2005) through January 31, 2007

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	1/31/2007	1/31/2006	INCEPTION

Net income (loss)	$(17,250)	$(2,225)	$(19,475)

Stock issued as compensation	15,250	100	15,350
Increase (Decrease) in Accrued Expenses	2,000	2,125	4,125

Total adjustments to net income	17,250	2,225	19,475

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

11.  Income Taxes:

The Company has a net operating loss carry-forward of $19,475 that will expire 20 years after the years generated.  The loss generated for the year 2005 of $2,225 will expire in the year 2025 if not used.  The loss generated for 2006 was $17,250 and will expire in 2026.

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,895 from inception through January 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$2,921
State net operating loss	974

Total Deferred Tax Asset	3,895
Less valuation allowance	(3,895)
0

The reconciliation of the effective income tax rate to the federal statutory rate for the years ended January 31, 2007 and 2006 is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Our accountant, Gately & Associates, LLC, is an independent certified public accountant. We do not presently intend to change accountants. At no time have there been any disagreements with such accountants regarding any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 8A.	CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2007.  Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

Changes in internal controls

We have not made any changes to our internal controls subsequent to the Evaluation Date. We have not identified any deficiencies or material weaknesses or other factors that could significantly affect these controls, and therefore, no corrective action was taken.

PART III

ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Michael A. Zahorik		President, Chief Executive Officer, Chief Financial Officer, Director	November 7, 2005

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2007.

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

The following table sets forth the number and percentage of shares of our common stock owned as of October 1, 2007 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael A. Zahorik (1)	1,165,000	100%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

We currently use the offices of management at no cost to us. Management has agreed to continue this arrangement until we complete an acquisition or merger.
PART IV

ITEM 13.                      EXHIBITS

Method of Filing	Exhibit Number	Exhibit Title

Incorporated by reference to Exhibit 2.1 to Amendment to Form 8k filed on November 15, 2006 (File No. 000-51190)	2.1	Stock Purchase Agreement dated February 3, 2006 between Scott Raleigh and Michael A. Zahorik

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on March 8, 2005 (File No. 000-51190)	3.1	Certificate of Incorporation of 51147, Inc.

Incorporated by reference to Exhibit 3.1 to Form 10SB filed on March 8, 2005 (File No. 000-51190)	3.2	By-Laws

	14	Code of Ethics

	31.1	Certification of Michael A. Zahorik pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

	32.1	Certification of Michael A. Zahorik pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended January 31, 2007, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2007.

Tax Fees

For the Company's fiscal year ended January 31, 2007, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2007.

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

51147, INC.

By:	/s/Michael Zahorik
Chief Executive Officer Chief Financial Officer

Dated:    October 2, 2007

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/Michael Zahorik	Chief Executive Officer	October 2, 2007
Michael A. Zahorik	Chief Financial Officer, and Director