Form 10QSB
period 2007-04-30
51147 INC
filed 2007-10-05
CIK 1317839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2007

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

Signature

Item 1. Financial Information

BASIS OF PRESENTATION

The accompanying reviewed financial statements are presented in accordance with U.S. generally accepted accounting principles for interim financial information and the instructions to Form 10-QSB and item 310 under subpart A of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting only of normal occurring accruals) considered necessary in order to make the financial statements not misleading, have been included. Operating results for the three months ending April 30, 2007 are not necessarily indicative of results that maybe expected for the year ending January 31, 2008.  The financial statements are presented on the accrual basis.

51147, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF APRIL 30, 2007

51147, INC.
(a development stage company)
Financial Statements Table of Contents

51147, Inc.
(a development stage company)
BALANCE SHEET
As of April 30, 2007 and January 31, 2007

ASSETS

CURRENT ASSETS	4/30/2007	1/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$4,625	$4,125

Total Current Liabilities	4,625	4,125

TOTAL LIABILITIES	4,625	4,125

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.0001;
Authorized: 100,000,000
Issued and Outstanding: 100,000	253	253
Additional Paid-In Capital	15,097	15,097
Accumulated Deficit	(19,975)	(19,475)

Total Stockholder's Equity	(4,625)	(4,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending April 30, 2007 and 2006, and
from inception (February 2, 2005) through April 30, 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2007	4/30/2006	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	500	250	19,975

NET INCOME (LOSS)	(500)	(250)	(19,975)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(19,475)	(2,225)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(19,975)	$(2,475)	$(19,975)

Earnings (loss) per share	$(0.01)	$(0.00)

Weighted average number of common shares	100,000	100,000

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through April 30, 2007

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$-	$100

Net Loss	-	-	-	(2,225)	(2,225)

Total, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Stock Issued on acceptance	275,000	28	2,722	-	2,750
of expenses paid
July 30, 2006

Stock Issued on acceptance	1,250,000	125	12,375	-	12,500
of expenses paid
August 15, 2006

Net Loss	-	-	-	(17,250)	(17,250)

Total, January 31, 2007	1,625,000	$253	$15,097	$(19,475)	$(4,125)

Net Loss	-	-	-	(500)	(500)

Total, April 30, 2007	1,625,000	$253	$15,097	$(19,975)	$(4,625)

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending April 30, 2007 and April 30, 2006, and from inception (February 2, 2005) through April 30, 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	4/30/2007	4/30/2006	INCEPTION

Net income (loss)	$(500)	$(250)	$(19,975)

Stock issued as compensation	-	-	15,350
Increase (Decrease) in Accrued Expenses	500	250	4,625

Total adjustments to net income	500	250	19,975

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

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

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

11.  Income Taxes:

The Company has a net operating loss carry-forward of $19,975 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006 and 2007 was $2,225, $17,250 and $500, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $3,995 from inception through April 30, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2007 are as follows:

Deferred tax assets:
Federal net operating loss	$2,996
State net operating loss	999

Total Deferred Tax Asset	3,995
Less valuation allowance	(3,995)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)

Effective income tax rate	0.0%

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

Results of Operation

The Company did not have any operating income from inception through April 30, 2007. For the quarter ended April 30, 2007, the registrant recognized a net loss of $500 and for the period from inception through April 30, 2007, the registrant recognized a net less of $19,975. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

On April 30, 2007, the Company had no capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

None

Item 3.    Defaults Upon Senior Securities.

 None

Item 4.    Submission of Matters to a Vote of Security Holders.

 No matter was submitted during the quarter ending April 30, 2007, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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