Form 10QSB
period 2007-10-31
51147 INC
filed 2007-12-14
CIK 1317839

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2007

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
Yes ☒  No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 12, 2007: 21,625,000 shares of common stock.

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

51147, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2007

51147, INC.
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS                                                      Page #

         Balance Sheet                                                                       F-1

         Statement of Operations and Retained Deficit                F-2

         Statement of Stockholders Equity                                     F-3

         Cash Flow Statement                                                           F-4

         Notes to the Financial Statements                                    F-5

51147, Inc.
(a development stage company)
BALANCE SHEET
As of October 31, 2007 and January 31, 2007

ASSETS

CURRENT ASSETS	10/31/2007	1/31/2007

Cash	$-	$-

Total Current Assets	-	-

TOTAL ASSETS	$-	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$5,625	$4,125

Total Current Liabilities	5,625	4,125

TOTAL LIABILITIES	5,625	4,125

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 1,625,000	1,625	1,625
Additional Paid-In Capital	13,725	13,725
Accumulated Deficit	(20,975)	(19,475)

Total Stockholder's Equity	(5,625)	(4,125)

TOTAL LIABILITIES AND EQUITY	$-	$-

The accompanying notes are an intergral part of these financial statements

51147, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the nine and three months ending October 31, 2007 and October 31, 2006, and from inception (February 2, 2005) through October 31, 2007

	9 MONTHS	3 MONTHS	9 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	10/31/2007	10/31/2007	10/31/2006	10/31/2006	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	1,500	500	16,250	13,000	20,975

NET INCOME (LOSS)	(1,500)	$(500)	(16,250)	$(13,000)	(20,975)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(19,475)		(2,225)		-

ACCUMULATED DEFICIT, ENDING BALANCE	$(20,975)		$(18,475)		$(20,975)

Earnings (loss) per share	$(0.02)		$(0.16)

Weighted average number of common shares	100,000		100,000

The accompanying notes are an intergral part of these financial statements

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through October 31, 2007

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance of incorporation expenses February 2, 2005	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Total, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Stock Issued on acceptance of expenses paid July 30, 2006	275,000	275	2,475	-	2,750

Stock Issued on acceptance of expenses paid August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Total, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Net Loss				(1,500)	(1,500)

Total, October 31, 2007	1,625,000	$1,625	$13,725	$(20,975)	$(5,625)

The accompanying notes are an intergral part of these financial statements

51147, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending October 31, 2007 and October 31, 2006, and from inception (February 2, 2005) through October 31, 2007

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	10/31/2007	10/31/2006	INCEPTION

Net income (loss)	$(1,500)	$(16,250)	$(20,975)

Stock issued as compensation	-	15,250	15,350
Increase (Decrease) in Accrued Expenses	1,500	1,000	5,625

Total adjustments to net income	1,500	16,250	20,975

Net cash provided by (used in) operating activities	-	-	-

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) financing activities	-	-	-

CASH RECONCILIATION

Net increase (decrease) in cash	-	-	-
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$-	$-	$-

The accompanying notes are an intergral part of these financial statements

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

On June 30, 2007, the Company issued 275,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company. (note 8)

On August 15, 2007, the Company issued 1,250,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company. (note 8)

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

3.   Accounts Receivable and Customer Deposits:

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

51147, Inc.
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

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

11.  Income Taxes:

The Company has a net operating loss carryforward of $20,975 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006 and 2007 was $2,225, $17,250 and $1,500, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $4,195 from inception through October 31, 2007.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31, 2007 are as follows:

Deferred tax assets:
Federal net operating loss     $  3,146
State net operating loss             1,049

           Total Deferred Tax Asset          4,195
Less valuation allowance        (4,195)
                                                                                                        0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate                     15.0%
State tax, net of federal benefit         5.0%
Increase in valuation allowance    (20.0%)

                        Effective income tax rate                     0.0%

 12.  Subsequent Events:

On November 1, 2007, the Company issued 15,000,000 shares at $0.001 per share to its principle officer as compensation for services.  In addition, 5,000,000 shares at $0.001 per share were issued to other consulting professionals for their services through August 31, 2007.

The Company’s management is presently conducting an offering of common stock pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.  This offering is expected to close before the end of 2007 and the offering is for the sale of 6,000,000 shares at $0.025 per share for a maximum offering of $150,000.

Item 2.  Management’s Discussion and Analysis of Financial Conditions and Resultsof Operations

The following information specifies certain forward-looking statements of management of the Company.  Forward-looking statements are statements that estimate the happening of future events and not based on historical fact.  Forward-looking statements may be identified by the use of forward-looking terminology such as, “may,” “shall,” “could,” “expect,” “estimate,” “anticipate,” “predict,” “probable,” “possible,” “should,” “continue,” or similar terms, variations of those terms or the negative of those terms.  The forward-looking statements specified in the following information have been compiled by our management and considered by management to be reasonable.  Our future operating results, however, are impossible to predict and no representation, guaranty or warranty is to be inferred from those forward-looking statements.

The assumptions used for purposes of the forward-looking statements specified in the following represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry and other circumstances.  The identification and interpretation of data and other information and their use in developing and selecting assumptions among reasonable alternatives require the exercise of judgment.

To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and accordingly, no opinion is expressed on the achievability of these forward-looking statements.  No assurance can be given that the assumptions relating to the forward-looking statements in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

I.  Overview

The Company was incorporated in the state of Delaware as of February 2, 2005. It was incorporated in order to locate and negotiate with a business entity for the combination of that target company with The Company. The Company will leverage the talents of its sole executive and will implement its business plan as a business partner with an active company in the Financial Public Relations market (the “Plan”), i.e. assisting it clients in their IPO and other types of fund raising activities (the “Affiliated Partner(s)”).

In doing so, the Company will not need to merge into nor will it be required to acquire clients or services in order to engage in active business. The Company will establish its initial offices in Shenzhen, China and expand into emerging markets in Asia.

The comprehensive scope of the Company’s professional services (the “Plan of Operations”) will include:

●	Professional strategic analysis and recommendation;
●	Formulation of overall promotion strategy;
●	Execution of investor relations campaigns;
●	Formulation of media promotion strategy;
●	Road show organization;
●	Formulation of contingency solutions;
●	Preparation of corporate promotional materials.

Michael Zahorik is the sole officer and director, and has an operational background in the legal, securities, financial and corporate industries. Mr. Zahorik has been actively consulting in Asia since 1989 and is managing director of Zahorik Professional Group. Mr. Zahorik has extensive knowledge, contacts and a professional network in the corporate and financial services industry within Hong Kong, Mainland China and other emerging markets, including, Macau, Malaysia, Philippines, Singapore, Thailand and Vietnam (collectively, but not exclusively, the “Emerging Markets”).

The financial statements included elsewhere in this prospectus have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.  However, we have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stages, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

II.  Plan of Operations

During the next thirty six months, we expect to take the following steps in connection with the further development of our business and the implementation of our Plan of Operations:

Stage 1 - Market Research, Corporate Formation and Public Listing (present)

We are presently in our first stage of the Plan of Operations. This phase is estimated to be completed in the next 3-6 months. During this time, we are establishing our corporate existence as a publicly held corporation, including preparation and filing of SB-2 and 15C-211, raising founder capital, and undertaking certain market research to identify a lack of service or consulting need (the “Identified Services”) in the Emerging Markets. Travel, legal and accounting expenses have been estimated at $20,500 for this Stage.

We expect to operate at a loss during Stage 1 as there will be no revenues to the Company. During this stage, office space, equipment, and administrative services has been provided by ZPG at no direct cost to the Company. No salaried employees have been engaged, and only certain expenses will be paid by the Company or reimbursed during Stages 1 and 2. Mr. Zahorik will be the Company’s only officer, and he will provide the resources (principally, Company shares) to execute our Plans in this stage. Mr. Zahorik may engage the services of other trades and professionals in furtherance of the Plan of Operations. The Company Board has authorized shares of the Company to be issued in lieu of salaried compensation and advanced Company expenses.

Stage 2 - Identification of Service Partner Affiliation (6-12 months)

Simultaneously with the latter events of Stage 1, we have initiated discussions with numerous potential service Affiliated Partner(s) participating in the Identified Services.  In this Stage 2, we will formally enter into affiliation agreements to provide the Company’s unique services to the clients of the Affiliated Partner(s) and will prepare a consolidated and revised plan of operations to include the Affiliated Partner(s) clients and services.

We expect to operate at a loss during Stage 2. Mr. Zahorik will substantially utilize Company shares to fund the merger transaction. During this stage, we will incur on-going accounting and legal regulatory expenses for quarterly and annual governmental filings. Travel and legal, accounting and corporate regulatory expenses have been budgeted at $24,000.

Stage 3 – Expansion of Services and Geographic Coverage (12-36 months)

Contingent on the successful completion of Stages 1 and 2, and a proposed capital raise to finance Stage 3, we plan to aggressively expand our operation and business. This phase of development is planned to be completed in 12 to 36 months. The Company will then expand its service offerings and geographic coverage through establishment of new offices, partnerships, affiliations and/or acquisition of companies offering the Identified Services within the Emerging Markets (the “Expansion”). We intend to establish the Identified Services with management capable of executing our Plan of Operations.

The following table shows the Company’s anticipated position during Stage 3.

Services
Country*	Financial PR	Company Secretary	Financial Advisory	Audit	Tax
Greater China	✓	✓	✓	✓	✓
Singapore	✓	✓	✓	✓	✓
Vietnam	✓	✓	✓	✓	✓
Thailand	✓	✓	✓	¡	¡
Malaysia	✓	✓	✓	¡	¡
Philippines	✓	✓	✓	¡	¡

✓ - Services to be developed in the region with concrete plan.
¡ - Services to be developed when market conditions are favorable.
*   - Established criteria for cities within the Emerging Markets includes:
1. GDP in excess of $5 billion USD (or increasing an average of 20% or greater);
2. Imports and Exports increasing an average of 20% or greater;
3. Annual foreign investment of $500 million USD, or increasing 25% annually;
4. Adequate transportation and manufacturing infrastructure;
5. Governmental policy favoring and promoting growth.

Stage 3 is designed to begin leveraging the existing client’s of the Affiliated Partner(s) and establishing cash flow and operating profit. In Stage 3, we will integrate much of the Affiliated Partner(s) infrastructure and operating synergies in order to expedite and reduce duplicate structure. In doing so, we will realize revenue and will attract modest levels of revenue from new business resulting from the Expansion. For Stage 3, travel, legal, accounting and corporate regulatory expenses have been budgeted at $60,000, and expenses related to Expansion costs are estimated at $58,000, for a total of $138,000.

During Stage 3, office space, equipment, and administrative services and expenses will principally be provided by the Company from core operations. To the extent fiscally reasonable, certain travel, legal and accounting expenses will be paid, or reimbursed in advance. Mr. Zahorik and/or other trade professionals may be formally engaged in furtherance of the Plan of Operations. Under this arrangement, Mr. Zahorik may engage the services of others trades and professionals in furtherance of the Plan of Operations and will seek the Company Board’s approval to issue Company shares as partial compensation.

The Company anticipates certain capital requirements related to Expansion. Capital requirements (exclusive of capital requirements of Target) are estimated to be approximately $ 110,000 and would be allocated as follows:

	Stage 3 Expansion Capital Requirements
	Computing & Comm.	Registration Licenses & Permits	Office Equip.	Local Consultancy	IP & Intangibles
China (3)	$15,000	$2,500	$2,500	$2,500	$10,500
Singapore (1)	10,000	2,500	2,500	2,500	7,500
Vietnam (1)	7,500	2,500	2,500	2,500	5,000
Thailand (1)	7,500	1,500	2,500	1,500	2,500
Malaysia (1)	7,500	1,500	2,500	1,500	2,500
Philippines (1)	7,500	1,500	2,500	1,500	2,500
Total	$50,000	$12,000	$15 ,000	$12,000	$30,500

III.   Results of Operations

The Company did not have any operating income from inception through October 31, 2007.  For the quarter ended October 31, 2007, the registrant recognized a net loss of $500 and for the period from inception through October 31, 2007, the registrant recognized a net less of $20,975. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting.

IV.  Capital Resources and Liquidity

As of October 31, 2007, we had $0 in cash. Our general and administrative expenses are budgeted at $36,000 for the next 12 months.  We are presently conducting an offering of common stock pursuant to an exemption from registration at Regulation D Rule 506 of the Securities Act of 1933.  This offering is expected to close before the end of 2007 and the offering is for the sale of 6,000,000 shares at $0.025 per share for a maximum offering of $150,000. We anticipate that our operational, general & administrative, legal and accounting expenses for the next twelve months will be $44,500. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, shareholder advances, Company shares, completion of our Regulation D offering and expected revenues. However, completion of our Plan of Operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our Plan of Operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require additional financing.

The foregoing represents our best estimate of our cash needs based on current planning and business conditions. The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our Plan of Operations.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development of the Identified Services. Should this occur, we would likely seek additional financing to support the continued operation of our business. It is foreseeable that we could continue to incur future operating losses.

V.   Revenue Recognition

The Company recognizes revenue when the account or client is billed by the Company.

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

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”. The objective of SFAS 157 is to increase consistency and comparability in fair value measurements and to expand disclosures about fair value measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 applies under other accounting pronouncements that require or permit fair value measurements and does not require any new fair value measurements. The provisions of SFAS No. 157 are effective for fair value measurements made in fiscal years beginning after November 15, 2007. The adoption of this statement is not expected to have a material effect on the Company's future reported financial position or results of operations.

In February 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities - Including an Amendment of FASB Statement No. 115”. This statement permits entities to choose to measure many financial instruments and certain other items at fair value. Most of the provisions of SFAS No. 159 apply only to entities that elect the fair value option. However, the amendment to SFAS No. 115 “Accounting for Certain Investments in Debt and Equity Securities” applies to all entities with available-for-sale and trading securities. SFAS No. 159 is effective as of the beginning of an entity’s first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of a fiscal year that begins on or before November 15, 2007, provided the entity also elects to apply the provision of SFAS No. 157, “Fair Value Measurements”. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None

Item 3.  Defaults Upon Senior Securities.

None

Item 4.  Submission of Matters to a Vote of Security Holders.

No matter was submitted during the quarter ending October 31, 2007, covered by this report to a vote of the Company’s stockholders, through the solicitation of proxies or otherwise.

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

Date: December 14, 2007

By: /s/ Michael Zahorik
Michael Zahorik
President