Form 10KSB
period 2008-01-31
51147 INC
filed 2008-04-30
CIK 1317839

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-KSB

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2008

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

Revenues for year ended January 31, 2008: $0

Aggregate market value of the voting common stock held by non-affiliates of the registrant as of January 31, 2008, was: $0

Number of shares of the registrant’s common stock outstanding as of April 30, 2008 was: 23,440,000

Transitional Small Business Disclosure Format:	Yes ☐	No ☒

TABLE OF CONTENTS

Page
PART I
ITEM 1.	DESCRIPTION OF BUSINESS	3
ITEM 2.	DESCRIPTION OF PROPERTY	5
ITEM 3.	LEGAL PROCEEDINGS	5
ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS	5
PART II
ITEM 5.	MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS	5
ITEM 6.	MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS	6
ITEM 7.	FINANCIAL STATEMENTS	7
ITEM 8.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE	9
ITEM 8A.	CONTROLS AND PROCEDURES	9
PART III
ITEM 9.	DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS: COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT	10
ITEM 10.	EXECUTIVE COMPENSATION	11
ITEM 11.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT	12
ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.	12
PART IV
ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES	12

SIGNATURES	14

PART I

ITEM 1.	DESCRIPTION OF BUSINESS

General

51147, Inc. (the “Company”), was incorporated in the state of Delaware as of February 2, 2005. It was incorporated in order to locate and negotiate with a business entity for the combination of that target company with The Company. The Company will leverage the talents of its sole executive and will implement its Plan as a business partner with an active company in the Services, Manufacturing, Financial or Public Relations market, i.e. assisting it clients in their IPO and other types of fund raising activities (the “Affiliated Partner(s)”).

In doing so, the Company will not need to merge into nor will it be required to acquire clients or services in order to engage in active business. The Company will establish its initial offices in Hong Kong and/or Shenzhen, China--expand into emerging markets in Asia.

The comprehensive scope of the Company’s professional services (the “Plan of Operations”) will include:

●	Professional strategic analysis and recommendation;
●	Professional legal or human resources provision;
●	Professional Strategic corporate consulting;
●	Formulation of overall corporate growth or IPO strategy;
●	Execution of investor relations campaigns;
●	Formulation of media promotion strategy;
●	Road show organization;
●	Formulation of contingency liquidation solutions;
●	Preparation of corporate promotional materials.

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

II.           Plan of Operations

During the next thirty six months, we expect to take the following steps in connection with the further development of our business and the implementation of our Plan of Operations:

Stage 1 - Market Research, Corporate Formation, Public Listing and Client Services (present)

We are presently in our first stage of the Plan. This phase is estimated to be completed in the next 3-6 months. During this time, we are establishing our corporate existence as a publicly held corporation, including preparation and filing of SB-2 and 15C-211, raising founder capital, and undertaking certain market research to identify a lack of service or consulting need (the “Identified Services”) in the Emerging Markets and entering into client agreements. Travel, legal and accounting expenses have been estimated at $15,000-20,000 for this Stage.

We expect to operate at a loss during Stage 1 as there will be no revenues to the Company. During this stage, office space, equipment, and administrative services has been provided by ZPG at no direct cost to the Company. No salaried employees have been engaged, and only certain expenses will be paid by the Company or reimbursed during Stages 1 and 2. Mr. Zahorik will be the Company’s only officer, and he will provide the resources (principally, Company shares) to execute our Plans in this stage. Mr. Zahorik may engage the services of others trades and professionals in furtherance of the Plan of Operations. The Company Board has authorized shares of the Company to be issues in lieu of salaried compensation and advanced Company expenses.

Stage 2 - Identification of Service Partner Affiliation (6-12 months)

Simultaneously with the latter events of Stage 1, we have initiated discussions with numerous potential service Affiliated Partner(s) participating in the Identified Services.  In this Stage 2, we intend to enter into affiliation agreements to provide the Company’s unique services to the clients of the Affiliated Partner(s) or Company clients.

We expect to operate at a loss during Stage 2. Mr. Zahorik will utilize substantially Company shares to fund the merger transaction. During this stage, we will incur on-going accounting and legal regulatory expenses for quarterly and annual governmental filings. Travel and legal, accounting and corporate regulatory expenses are estimated at $20,000-25,000.

Stage 3 – Expansion of Services and Geographic Coverage (12-36 months)

Contingent on the successful completion of Stages 1 and 2, and a proposed capital raise to finance Stage 3, we plan to aggressively expand our operation and business. This phase of development is planned to be completed in 12 to 36 months. Assuming appropriate financing is available, the Company will then expand its service offerings and geographic coverage through establishment of new offices, partnerships, affiliations and/or acquisition of companies offering the Identified Services within the Emerging Markets (the “Expansion”). We intend to establish the Identified Services with management capable of executing our Plan of Operations.

Stage 3 is designed to begin leveraging the existing client’s of the Affiliated Partner(s) and establishing cash flow and operating profit. In Stage 3, we will integrate much of the Affiliated Partner(s) infrastructure and operating synergies in order to expedite and reduce duplicate structure. In doing so, we will recognize revenue and other attract modest levels of revenue and new business resulting from the Expansion. Stage 3, travel and legal, accounting and corporate regulatory expenses have been budgeted at $60,000, and expenses related to Expansion costs are estimated at $58,000, for a total of $138,000.

During Stage 3, office space, equipment, and administrative services and expenses will principally be provided by the Company from core operations. To the extent fiscally reasonable, certain travel, legal and accounting expenses will be paid, or reimbursed from advance. Mr. Zahorik and/or trades or professionals may be formally engaged in furtherance of the Plan of Operations. Under this arrangement, Mr. Zahorik may engage the services of others trades and professionals in furtherance of the Plan of Operations and will seek the Company Board’s approval to issue Company shares as partial compensation.

The Company anticipates certain capital requirements related to Expansion. Without the capital, anticipated Expansion will be delayed or may not take place significantly and the Company will have to expand through organic growth or acquisition or other reasonable means. Capital requirements (exclusive of capital requirements of Target) are estimated to be approximately $ 110,000 and would be allocated as follows:

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

Our business office is located at 520 S. Snowmass Circle, Superior, Colorado 80027

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

Holders

There are 45 shareholders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Equity Compensation Plan Information

The following table sets forth certain information as of January 31, 2008, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Results of Operation

The Company did not have any operating income from inception (February 2, 2005) through January 31, 2008.  For the year ended January 31, 2008, the registrant recognized a net loss of $204,937.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Liquidity and Capital Resources

At January 31, 2008 the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

AS OF JANUARY 31, 2008

51147, INC.
(a development stage company)
Financial Statements Table of Contents

     REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors
51147, INC.

We have audited the accompanying balance sheet of 51147, INC. (a development stage company), as of January 31, 2008, and the related statement of operations, equity and cash flows from inception (February 2, 2005) through January 31, 2008.  These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of 51147, Inc., as of January 31, 2008, and the results of its operations and its cash flows from inception (February 2, 2005) through January 31, 2008 in conformity with U.S. generally accepted accounting principles.

Gately & Associates, LLC
Altamonte Springs, FL
March 12, 2008

51147, Inc.
(a development stage company)
BALANCE SHEET
As of January 31, 2008 and January 31, 2007

ASSETS

CURRENT ASSETS	1/31/2008	1/31/2007

Cash	$43,163	$-

Total Current Assets	43,163	-

TOTAL ASSETS	$43,163	$-

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$6,625	$4,125

Total Current Liabilities	6,625	4,125

TOTAL LIABILITIES	6,625	4,125

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 23,445,000 and 1,625,000	23,445	1,625
Additional Paid-In Capital	237,505	13,725
Accumulated Deficit	(224,412)	(19,475)

Total Stockholder's Equity	36,538	(4,125)

TOTAL LIABILITIES AND EQUITY	$43,163	$-

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)

STATEMENT OF OPERATIONS
For the twelve months ending January 31, 2008 and 2007, and
from inception (February 2, 2005) through January 31, 2008

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	1/31/2008	1/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	204,937	17,250	224,412

NET INCOME (LOSS)	(204,937)	(17,250)	(224,412)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(19,475)	(2,225)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(224,412)	$(19,475)	$(224,412)

Earnings (loss) per share	$(0.03)	$(0.02)

Weighted average number of common shares	6,973,219	818,151

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance
of incorporation expenses
February 2, 2005	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Total, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Stock Issued on acceptance	275,000	275	2,475	-	2,750
of expenses paid
July 30, 2006

Stock Issued on acceptance	1,250,000	1,250	11,250	-	12,500
of expenses paid
August 15, 2006

Net Loss				(17,250)	(17,250)

Total, January 31, 2007	1,625,000	$1,625	$13,725	$(19,475)	$(4,125)

Capital Contributed			100	-	100

Stock issued as compensation
on November 1, 2007 at $0.001
per share	20,000,000	20,000	180,000	-	200,000

Stock issued for cash on
November 13, 2007 at $0.025 per
share on private placement	1,000,000	1,000	24,000	-	25,000

Stock issued for cash on
November 23, 2007 at $0.025 per
share on private placement	600,000	600	14,400	-	15,000

Stock issued for cash on
November 29, 2007 at $0.025 per
share on private placement	180,000	180	4,320	-	4,500

Stock issued for cash on
January 22, 2008 at $0.025 per
share on private placement	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Total, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending January 31, 2008 and 2007, and
from inception (February 2, 2005) through January 31, 2008

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
CASH FLOWS FROM OPERATING ACTIVITIES	1/31/2008	1/31/2007	INCEPTION

Net income (loss)	$(204,937)	$(17,250)	$(224,412)

Stock issued as compensation	200,000	15,250	215,350
Increase (Decrease) in Accrued Expenses	2,500	2,000	6,625

Total adjustments to net income	202,500	17,250	221,975

Net cash provided by (used in) operating activities	(2,437)	-	(2,437)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from capital contributions	100		100
Proceeds from stock issuance	45,500	-	45,500

Net cash flows provided by (used in) financing activities	45,600	-	45,600

CASH RECONCILIATION

Net increase (decrease) in cash	43,163	-	43,163
Cash - beginning balance	-	-	-

CASH BALANCE - END OF PERIOD	$43,163	$-	$43,163

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

On June 30, 2006, the Company issued 275,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company. (note 8)

On August 15, 2006, the Company issued 1,250,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company. (note 8)

On November 1, 2007, the Company issued 3,000,000 shares of common stock as compensation to an officer of the Company for a value of $30,000 or $0.01 per share. (note 8)

On November 1, 2007, the Company issued 700,000 shares at $0.01 per share to related party in acceptance of third party contract services. (note 8)

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

On February 2, 2005, common stock includes 100,000,000 shares authorized at a par value of $0.001, of which 100,000 have been issued for the amount of $100 in acceptance of the incorporation expenses for the Company.

On July 30, 2006, the Company issued 275,000 shares of common stock at $0.01 for a value of $2,750.  The shares were issued to a related party in acceptance of expenses paid on behalf of the Company. (note 2)

On August 15, 2006, the Company issued 1,250,000 shares of common stock at $0.01 for a value of $12,500.  The shares were issued to a related party in acceptance of expenses paid on behalf of the Company. (note 2)

On November 1, 2007, the Company issued 3,700,000 shares of common stock at $0.01 for a value of $37,000. The shares were issued to related parties for compensation or third party contract services. (note 2)

On November 1, 2007, the Company issued 16,300,000 shares of common stock at $0.01 for a value of $163,000. The shares were issued for compensation and third party contract services.

On November 13, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $25,000 in the issuance of 1,000,000 shares of common stock at $0.025 per share.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

On November 23, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $14,500 in the issuance of 600,000 shares of common stock at $0.025 per share.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

On November 29, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $4,500 in the issuance of 180,000 shares of common stock at $0.025 per share.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

On January 22, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $1,000 in the issuance of 40,000 shares of common stock at $0.025 per share.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 4,625,000 common shares of stock to its sole officer in acceptance of the expenses paid on behalf of the Company.

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

11.  INCOME TAXES:

The Company has a net operating loss carryforward of $224,412 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006 and 2007 was $2,225, $17,250 and $204,937, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $44,883 from inception through January 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$33,662
State net operating loss	11,221
Total Deferred Tax Asset	44,883
Less valuation allowance	(44,883)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0%)
Effective income tax rate	0.0%

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

Results of Operation

The Company did not have any operating income from inception through January 31, 2008. For the year ended January 31, 2008, the registrant recognized a net loss of $204,937. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At January 31, 2008, the Company had some capital resources, but will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Evaluation of disclosure controls and procedures

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-15(e) and Rule 15d-15(e) promulgated under the Securities Exchange Act of 1934, as amended (Exchange Act), as of January 31, 2008.  Based on this evaluation, our principal executive officer and principal financial officers have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by us in the reports we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms and that our disclosure and controls are designed to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.

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

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2008.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

Item 9A.      Controls and Procedures

Pursuant to Rule 13a-15(b) under the Securities Exchange Act of 1934 (“Exchange Act”), the Company carried out an evaluation, with the participation of the Company’s management, including the Company’s Chief Executive Officer (“CEO”) and Chief Accounting Officer (“CAO”) (the Company’s principal financial and accounting officer), of the effectiveness of the Company’s disclosure controls and procedures (as defined under Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Company’s CEO and CAO concluded that the Company’s disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in the reports that the Company files or submits under the Exchange Act, is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to the Company’s management, including the Company’s CEO and CAO, as appropriate, to allow timely decisions regarding required disclosure.

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the year ended December 31, 2007 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

The Company’s management, including the Company’s CEO and CAO, does not expect that the Company’s disclosure controls and procedures or the Company’s internal controls will prevent all errors and all fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations in all control systems, no evaluation of the controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of January 31, 2008.

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

The following table sets forth the number and percentage of shares of our common stock owned as of April 30, 2008 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael A. Zahorik (1)	4,370,000	18.21%
China Aim Enterprises Ltd	6,000,000	25.17%
Falcon Investment Holdings Ltd	4,040,000	17.06%

ITEM 12.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

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

Audit Fees

For the Company's fiscal year ended January 31, 2008, we were billed approximately $500.00 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2008.

Tax Fees

For the Company's fiscal year ended January 31, 2008, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2008.

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

51147, INC.

April 30, 2008	By:	/s/ Michael A. Zahorik

Chief Executive Officer
Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

April 30, 2008	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, and Director