Form 10-Q
period 2008-04-30
Golden Opportunities CORP
filed 2008-06-24
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended April 30, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GOLDEN OPPORTUNITIES CORPORATION.
 (Exact name of registrant as specified in Charter

DELAWARE	000-51186	35-2302128
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

520 S. Snowmass Circle, Superior, Colorado, 80027

(Address of Principal Executive Offices)

(303) 956-5821

 (Issuer Telephone number)

51147, Inc.

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☒

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of April 30, 2008: 23,445,000 shares of stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

April 30, 2008

Item 1. Financial Information

51147, INC.
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF APRIL 30, 2008

51147, INC.
(a development stage company)
Financial Statements Table of Contents

51147, Inc.
(a development stage company)
BALANCE SHEET
As of April 30, 2008 and January 31, 2008

	4/30/2008	1/31/2008

ASSETS

CURRENT ASSETS

Cash	$19,419	$43,163

Total Current Assets	19,419	43,163

TOTAL ASSETS	$19,419	$43,163

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$7,125	$6,625
Loan - Related Party	4,500	-

Total Current Liabilities	11,625	6,625

TOTAL LIABILITIES	11,625	6,625

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 23,445,000 and 23,445,000	23,445	23,445
Additional Paid-In Capital	237,527	237,505
Accumulated Deficit	(253,178)	(224,412)

Total Stockholder's Equity	7,794	36,538

TOTAL LIABILITIES AND EQUITY	$19,419	$43,163

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending April 30, 2008 and 2007, and
from inception (February 2, 2005) through April 30, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2008	4/30/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	28,744	500	253,156

OPERATING NET INCOME (LOSS)	(28,744)	(500)	(253,156)

INTEREST EXPENSE	22	-	22

NET INCOME (LOSS)	(28,766)	(500)	(253,178)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(224,412)	(2,225)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(253,178)	$(2,725)	$(253,178)

Earnings (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares	23,445,000	100,000

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through April 30, 2008

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

51147, Inc.
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through April 30, 2008
(continued)

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

In-Kind Contribution	-	$-	$22	$-	$22

Net Loss				(28,766)	(28,766)

Total, April 30, 2008	23,445,000	$23,445	$237,527	$(253,178)	$7,794

The accompanying notes are an integral part of these financial statements.

51147, Inc.
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending April 30, 2008 and 2007, and
from inception (February 2, 2005) through April 30, 2008

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2008	4/30/2007	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(28,766)	$(500)	$(253,178)

In-Kind contribution	22	-	22
Stock issued as compensation	-	-	215,350
Increase (Decrease) in Accrued Expenses	500	500	7,125

Total adjustments to net income	522	500	222,497

Net cash provided by (used in) operating activities	(28,244)	-	(30,681)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	4,500	-	4,500
Proceeds from capital contributions	-		100
Proceeds from stock issuance	-	-	45,500

Net cash flows provided by (used in) financing activities	4,500	-	50,100

CASH RECONCILIATION

Net increase (decrease) in cash	(23,744)	-	19,419
Cash - beginning balance	43,163	-	-

CASH BALANCE - END OF PERIOD	$19,419	$-	$19,419

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

On February 20, 2008, a related party has also loaned the Company money in the form of loan payables totaling in $4,500.

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

11. INCOME TAXES:

The Company has a net operating loss carry-forward of $253,178 that will expire 20 years after the years generated. The loss generated for the year 2005, 2006, 2007 and 2008 was $2,225, $17,250, $204,937, and $28,766, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $50,636 from inception through April 30, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$37,977
State net operating loss	12,659

Total Deferred Tax Asset	50,636
Less valuation allowance	(50,636)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
State tax, net of federal benefit	5.0%
Increase in valuation allowance	(20.0)%

Effective income tax rate	0.0%

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

Results of Operation

The Company did not have any operating income from inception through April 30, 2008. From inception through April 30, 2008, the registrant recognized a net loss of $253,178. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

Liquidity and Capital Resources

At April 30, 2008, the Company had some capital resources, but will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

Item 3.  Quantitative and Qualitative Disclosures about Market Risks

The Company is subject to certain market risks including changes in interest rates.  The Company does not undertake any specific actions to limit those exposures.

Item 4T. Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended April 30, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of April 30, 2008.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

Currently we are not aware of any litigation pending or threatened by or against the Company.

Item 1A.  Risk Factors.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities.

None

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None

Item 6. Exhibits and Reports of Form 8-K.

(a)           Exhibits

31.1 Certifications pursuant to Section 302 of Sarbanes Oxley Act of 2002

32.1 Certifications pursuant to Section 906 of Sarbanes Oxley Act of 2002

(b)           Reports of Form 8-K

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OPPORTUNITIES CORPORATION

Date: June 19, 2008	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, and Director