Form 10-Q
period 2008-07-31
Golden Opportunities CORP
filed 2008-09-12
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended July 31, 2008

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

(303) 494-5889

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
Yes ☒ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of July 31, 2008: 23,445,000 shares of stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

July 31, 2008

Item 1. Financial Statements

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JULY 31, 2008

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEET
As of July 31, 2008 and January 31, 2008

	7/31/2008	1/31/2008
ASSETS
CURRENT ASSETS

Cash	$10,140	$43,163

Total Current Assets	10,140	43,163

TOTAL ASSETS	$10,140	$43,163

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	$7,375	$6,625
Loan - Related Party	4,500	-

Total Current Liabilities	11,875	6,625

TOTAL LIABILITIES	11,875	6,625

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 23,445,000 and 23,445,000	23,445	23,445
Additional Paid-In Capital	237,552	237,505
Accumulated Deficit	(262,732)	(224,412)

Total Stockholder's Equity	(1,735)	36,538

TOTAL LIABILITIES AND EQUITY	$10,140	$43,163

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the six months ending July 31, 2008 and 2007, and
from inception (February 2, 2005) through July 31, 2008

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	7/31/2008	7/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	38,273	1,000	262,685

OPERATING NET INCOME (LOSS)	(38,273)	(1,000)	(262,685)

INTEREST EXPENSE	47	-	47

NET INCOME (LOSS)	(38,320)	(1,000)	(262,732)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(224,412)	(2,225)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(262,732)	$(3,225)	$(262,732)

Earnings (loss) per share	$(0.00)	$(0.01)

Weighted average number of common shares	23,445,000	100,000

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending July 31, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	7/31/2008	7/31/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	9,529	500

OPERATING NET INCOME (LOSS)	(9,529)	(500)

INTEREST EXPENSE	25	-

NET INCOME (LOSS)	(9,554)	(500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(253,178)	(2,725)

ACCUMULATED DEFICIT, ENDING BALANCE	$(262,732)	$(3,225)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through July 31, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance of incorporation	100,000	$100	$-	$-	$100
expenses February 2, 2005

Net Loss				(2,225)	(2,225)

Total, January 31, 2006	100,000	$100	$-	$(2,225)	$(2,125)

Stock Issued on acceptance of expenses	275,000	275	2,475	-	2,750
paid July 30, 2006

Stock Issued on acceptance of expenses	1,250,000	1,250	11,250	-	12,500
paid August 15, 2006

Net Loss				(17,250)	(17,250)

Total, January 31, 2007	1,625,000	$1,625	$13,725	$(19,475)	$(4,125)

Capital Contributed			100	-	100

Stock issued as compensation on	20,000,000	20,000	180,000		200,000
November 1, 2007 at $0.001 per share

Stock issued for cash on November 13, 2007	1,000,000	1,000	24,000	-	25,000
at $0.025 per share on private placement

Stock issued for cash on November 23, 2007	600,000	600	14,400	-	15,000
at $0.025 per share on private placement

Stock issued for cash on November 29, 2007	180,000	180	4,320	-	4,500
at $0.025 per share on private placement

Stock issued for cash on January 22, 2008	40,000	40	960	-	1,000
at $0.025 per share on private placement

Net Loss				(204,937)	(204,937)

Total, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Capital Contribution of imputed interest on	-	-	47	-	47
related party loan

Net Loss				(38,320)	(38,320)

Total, July 31, 2008	23,445,000	$23,445	$237,552	$(262,732)	$(1,735)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending July 31, 2008 and 2007, and
from inception (February 2, 2005) through July 31, 2008

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	7/31/2008	7/31/2007	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(38,320)	$(1,000)	$(262,732)

Stock issued as compensation	-	-	215,350
Increase (Decrease) in Accrued Expenses	750	1,000	7,375

Total adjustments to net income	750	1,000	222,725

Net cash provided by (used in) operating activities	(37,570)	-	(40,007)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	4,500	-	4,500
Proceeds from capital contributions	47		147
Proceeds from stock issuance		-	45,500

Net cash flows provided by (used in) financing activities	4,547	-	50,147

CASH RECONCILIATION

Net increase (decrease) in cash	(33,023)	-	10,140
Cash - beginning balance	43,163	-	-

CASH BALANCE - END OF PERIOD	$10,140	$-	$10,140

The accompanying notes are an integral part of these financial statements.

Golden Opportunities Corp
(a development stage company)
NOTES TO FINANCIAL STATEMENTS

1.	Summary of significant accounting policies:

Industry:

Golden Opportunities Corporation (the “Company”), formally known as 51147, Inc. was incorporated in the state of Delaware as of February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a business entity for the combination of that target company with The Company. The Company currently will leverage the talents of its sole executive and will implement its Plan as a business partner with an active company in the Services, Manufacturing, Financial or Public Relations market, i.e. assisting clients in their IPO and other types of fund raising activities (the “Affiliated Partner(s)”).

In doing so, the Company will not need to merge into nor will it be required to acquire clients or services in order to engage in active business. The Company will establish its initial offices in Hong Kong and/or Shenzhen, China--expand into emerging markets in Asia.

The comprehensive scope of the Company’s professional services (the “Plan of Operations”) will include:

–	Professional strategic analysis and recommendation;
–	Professional legal or human resources provision;
–	Professional Strategic corporate consulting;
–	Formulation of overall corporate growth or IPO strategy;
–	Execution of investor relations campaigns;
–	Formulation of media promotion strategy;
–	Road show organization;
–	Formulation of contingency liquidation solutions;
–	Preparation of corporate promotional materials.

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

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern.

We have not generated any operating revenue, expect to generate operating losses during some or all of our planned development stage, and have a negative cash flow from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

On February 20, 2008, a related party has also loaned the Company money in the form of loan payables totaling in $4,500. The loan was created as a demand note with no interest stated. The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

The Company has a net operating loss carry-forward of $262,732 that will expire 20 years after the years generated. The loss generated for the year 2005, 2006, 2007 and 2008 was $2,225, $17,250, $204,937, and $38,320, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $52,546 from inception through July 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2008 are as follows:

Deferred tax assets:
Federal net operating loss	$39,410
Total Deferred Tax Asset	39,410
Less valuation allowance	(39,410)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

12.	Controls and Procedures

(a)	Evaluation of disclosure controls and procedures.

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

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

During the next thirty-six months, we expect to take the following steps in connection with the further development of our business and the implementation of our Plan of Operations:

Stage 1 - Market Research, Corporate Formation, Public Listing and Client Services (present)

We are simultaneously working on Stage 1 and Stage 2. During this time, we are establishing our corporate existence as a publicly held corporation. We are negotiating for an office in Hong Kong, (SAR) China. We have filed an S-1, which is not yet effective. At or about the effective date of the S-1, we anticipate establishing a relationship with a market-maker and filing a15C-211. We have raised limited funds utilized for travel and professional fees. We continue our market research to identify a lack of service or consulting need (the “Identified Services”). Travel, legal and accounting expenses have been estimated at $15,000-20,000 for this Stage.

We expect to operate at a loss during Stage 1 as there will be no revenues to the Company. During this stage, office space, equipment, and administrative services has been provided by ZPG at no direct cost to the Company. No salaried employees have been engaged. Mr. Zahorik will be the Company’s only officer, and he will provide the resources (principally, Company shares) to execute our Plans in this stage. Mr. Zahorik may engage the services of others trades and professionals. The Company Board has authorized shares of the Company to be issues in lieu of salaried compensation and advanced Company expenses.

Stage 2 - Identification of Service Partner Affiliation (6-12 months)

Simultaneously with Stage 1, we have initiated discussions with numerous potential service Affiliated Partner(s) participating in the Identified Services.  We intend to enter into an affiliation or service agreement s to provide the Company’s services.

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

Stage 3 – Expansion of Services and Geographic Coverage (12-36 months)

Contingent on the successful completion of Stages 1 and 2, and a proposed capital raise to finance Stage 3, we plan to aggressively expand our operation and business. This phase of development is planned to be completed in 18 to 36 months. Assuming appropriate financing is available, the Company will then expand its service offerings and geographic coverage through establishment of new offices, partnerships, affiliations and/or acquisition of companies offering the Identified Services within the Emerging Markets (the “Expansion”). We intend to establish the Identified Services with management capable of executing our Plan of Operations. In the event financing is not available to fully execute Stage 3, we will consider a limited Expansion.

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

Item 4 Controls and Procedures

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

Management’s Report on Internal Controls over Financial Reporting

Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of consolidated financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.  There has been no change in the Company’s internal control over financial reporting during the quarter ended July 31, 2008 that has materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of July 31, 2008.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: September 11, 2008	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, and Director