Form 10-Q
period 2008-10-31
Golden Opportunities CORP
filed 2008-12-12
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☐	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended October 31, 2008

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the transition period from ______to______.

GOLDEN OPPORTUNITIES CORPORATION.
 (Exact name of registrant as specified in Charter

DELAWARE	333-153261
(State or other jurisdiction of incorporation or organization)	(Commission File No.)	(IRS Employee Identification No.)

520 S. Snowmass Circle, Superior, Colorado, 80027

(Address of Principal Executive Offices)

(303) 494-5889

 (Issuer Telephone number)

51147, Inc.

(Former Name or Former Address if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the issuer was required to file such reports), and (2)has been subject to such filing requirements for the past 90 days. Yes   No 

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company filer.  See definition of “accelerated filer” and “large accelerated filer” in Rule 12b-2 of the Exchange Act (Check one):

Large Accelerated Filer ☐	Accelerated Filer ☐	Non-Accelerated Filer ☐	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company as defined in Rule 12b-2 of the Exchange Act.
Yes ☐ No ☐

State the number of shares outstanding of each of the issuer’s classes of common equity, as of December 8, 2008:  23,445,000 shares of stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

October 31, 2008

Item 1. Financial Statements

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF OCTOBER 31, 2008

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

FINANCIAL STATEMENTS	Page #

Balance Sheet	F–1

Statement of Operations and Retained Deficit	F–2

Statement of Stockholders Equity	F–4

Cash Flow Statement	F–5

Notes to the Financial Statements	F–6

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEET
As of October 31, 2008 and January 31, 2008

	10/31/2008	1/31/2008
ASSETS
CURRENT ASSETS
Cash	$-	$43,163

Total Current Assets	-	43,163

TOTAL ASSETS	$-	$43,163

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Bank Overdraft	$3	$-
Accrued Expenses	21,292	6,625
Loan - Related Party	28,802	-

Total Current Liabilities	50,097	6,625

TOTAL LIABILITIES	50,097	6,625

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 23,445,000 and 23,445,000	23,445	23,445
Additional Paid-In Capital	237,742	237,505
Accumulated Deficit	(311,284)	(224,412)

Total Stockholder's Equity	(50,097)	36,538

TOTAL LIABILITIES AND EQUITY	$-	$43,163

The accompanying notes are an integral part of these financial statements.

F–1

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the nine months ending October 31, 2008 and 2007, and
from inception (February 2, 2005) through October 31, 2008

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
	10/31/2008	10/31/2007	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	86,635	1,500	311,047

OPERATING NET INCOME (LOSS)	(86,635)	(1,500)	(311,047)

INTEREST EXPENSE	237	-	237

NET INCOME (LOSS)	(86,872)	(1,500)	(311,284)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(224,412)	(2,225)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(311,284)	$(3,725)	$(311,284)

Earnings (loss) per share	$(0.004)	$(0.015)

Weighted average number of common shares	23,445,000	100,000

The accompanying notes are an integral part of these financial statements.

F–2

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending October 31, 2008 and 2007

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	10/31/2008	10/31/2007

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	48,362	500

OPERATING NET INCOME (LOSS)	(48,362)	(500)

INTEREST EXPENSE	190	-

NET INCOME (LOSS)	(48,552)	(500)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(262,732)	(3,225)

ACCUMULATED DEFICIT, ENDING BALANCE	$(311,284)	$(3,725)

The accompanying notes are an integral part of these financial statements.

F–3

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through October 31, 2008

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance of incorporation expenses February 2, 2005	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Total, January 31, 2006	100,000	$100	$-	$(2,225)	$(2,125)

Stock Issued on acceptance of expenses paid July 30, 2006	275,000	275	2,475	-	2,750

Stock Issued on acceptance of expenses paid August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Total, January 31, 2007	1,625,000	$1,625	$13,725	$(19,475)	$(4,125)

Capital Contributed			100	-	100

Stock issued as compensation on November 1, 2007 at $0.001 per share	20,000,000	20,000	180,000		200,000

Stock issued for cash on November 13, 2007 at $0.025 per share on private placement	1,000,000	1,000	24,000	-	25,000

Stock issued for cash on November 23, 2007 at $0.025 per share on private placement	600,000	600	14,400	-	15,000

Stock issued for cash on November 29, 2007 at $0.025 per share on private placement	180,000	180	4,320	-	4,500

Stock issued for cash on January 22, 2008 at $0.025 per share on private placement	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Total, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Capital Contribution of imputed interest on related party loan	-	-	237	-	237

Net Loss				(86,872)	(86,872)

Total, October 31, 2008	23,445,000	$23,445	$237,742	$(311,284)	$(50,097)

The accompanying notes are an integral part of these financial statements.

F–4

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the nine months ending October 31, 2008 and 2007, and
from inception (February 2, 2005) through October 31, 2008

	9 MONTHS	9 MONTHS
	ENDING	ENDING	FROM
	10/31/2008	10/31/2007	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(86,872)	$(1,500)	$(311,284)

Stock issued as compensation	-	-	215,350
Increase (Decrease) in Accrued Expenses	14,667	1,500	21,292

Total adjustments to net income	14,667	1,500	236,642

Net cash provided by (used in) operating activities	(72,205)	-	(74,642)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	28,802	-	28,802
Proceeds from capital contributions	237		337
Proceeds from stock issuance		-	45,500

Net cash flows provided by (used in) financing activities	29,039	-	74,639

CASH RECONCILIATION

Net increase (decrease) in cash	(43,166)	-	(3)
Cash - beginning balance	43,163	-	-

CASH BALANCE - END OF PERIOD	$(3)	$-	$(3)

The accompanying notes are an integral part of these financial statements.

F–5

Golden Opportunities Corporation
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

In doing so, the Company will not need to merge into nor will it be required to acquire clients or services in order to engage in active business. The Company will establish its initial offices in Hong Kong and/or Shenzhen, China—expand into emerging markets in Asia.

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

F–6

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

F–7

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

During 2008, a related party has also loaned the Company money in the form of loans payable totaling in $28,802.  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

F–8

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

F–9

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

11.  INCOME TAXES:

The Company has a net operating loss carry-forward of $311,284 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007 and 2008 was $2,225, $17,250, $204,937, and $86,872, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $46,693 from inception through October 31, 2008.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of October 31, 2008 are as follows:

F–10

Deferred tax assets:
Federal net operating loss	$46,693
Total Deferred Tax Asset	46,693
Less valuation allowance	(46,693)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

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

F–11

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

We continue to follow the established business plan and have taken take the following steps in connection with the further development of our business and the implementation of our Plan of Operations:

Stage 1 - Market Research, Corporate Formation, Public Listing and Client Services (present)

The Company S-2 went effective September 11, 2008.  We have established a relationship with a market maker and transfer agent. We have filed the Company Form 211. Given the current financial climate, we have extended our discussions for a local office as the office rates are under substantial pressure to become more cost-effective. We raised limited fund which have essentially been absorbed in this Stage 1 by legal, accounting and professional fees.  We anticipate that travel, legal and accounting expenses will continue through acquisition of our initial target.

There have been no revenues to the Company. Revenues will accrue to the Company upon its first acquisition. During this stage, office space, equipment, and administrative services has been provided by ZPG at no direct cost to the Company. No salaried employees have been engaged. Mr. Zahorik will be the Company’s only officer, and he will provide the resources (principally, Company shares) to execute our Plans in this stage. Mr. Zahorik may engage the services of others trades and professionals. The Company Board has authorized shares of the Company to be issues in lieu of salaried compensation and advanced Company expenses.

Stage 2 - Identification of Service Partner Affiliation (present)

We have identified a market segment that lends itself to our established business plan. We are actively in discussions and negotiations with several companies in the vocational, professional and continuing education business sector. We continue in these discussions and intend to enter into formal agreements to acquire within the upcoming fiscal year. We also continue discussions with numerous potential service Affiliated Partner(s) participating in the Identified Services.

Mr. Zahorik will utilize substantially Company shares to fund the merger transaction. During this stage, until an acquisition is closed, office space, equipment, and administrative services will be provided, to the extent possible, by ZPG at no direct cost to the Company. During this stage, we will incur on-going accounting and legal regulatory expenses for quarterly and annual governmental filings. Travel and legal, accounting and corporate regulatory expenses are estimated at $25,000.

Stage 3 – Operating and Expansion of Services and Geographic Coverage (12+ months)

This is referred to our operating and expansion stage. Contingent on the successful completion of Stages 1 and 2, and a proposed capital raise to finance Stage 3, we plan to aggressively expand our operation and business. This phase of development is planned to be completed within 36 months. Assuming appropriate financing is available, the Company will then expand its service offerings and geographic coverage through establishment of new offices, partnerships, affiliations and/or acquisition of companies offering the Identified Services within the Emerging Markets (the “Expansion”). We intend to establish the Identified Services with management capable of executing our Plan of Operations. In the event financing is not available to fully execute Stage 3, we will consider a limited Expansion, starting with Mainland China region.

Stage 3 is designed to begin leveraging the existing client’s of the Affiliated Partner(s) and establishing cash flow and operating profit. In Stage 3, we will integrate much of the Affiliated Partner(s) infrastructure and operating synergies in order to expedite and reduce duplicate structure. In doing so, we will recognize revenue and other attract modest levels of revenue and new business resulting from the Expansion. Stage 3, travel and legal, accounting and corporate regulatory expenses have been budgeted at $60,000, and expenses related to Expansion costs, depending upon funding, are estimated at between $33,000 and $58,000.

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

Results of Operations
 The Company did not have any operating income from inception through October 31, 2008.  For the quarter ended October 31, 2008, the registrant recognized a net loss of $ 48,552 and for the period from inception through October 31, 2008, the registrant recognized a net less of $ 311,284. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of October 31, 2008, we had $0 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

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

There have been no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date the Chief Executive Officer and the Chief Financial Officer carried out this evaluation.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: December 11, 2008	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, and Director