Form 10-K
period 2009-01-31
Golden Opportunities CORP
filed 2009-05-01
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-153261

GOLDEN OPPORTUNITIES CORPORATION.
 (Name of small business issuer in its charter)

DELAWARE	87-0814235

(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)
520 S. Snowmass Circle, Superior, Colorado	80027

(Address of principal executive offices)	(Zip Code)

(303) 494-5889
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Exchange Act:
Common Stock, par value $0.001 (Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.        Yes ☐    No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.    Yes ☐     No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K.   ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer (Do not check if a smaller reporting company)	☐	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐   No ☒

There is no established public trading market for our common stock.

As of April 30, 2009, the registrant had  24,570,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

TABLE OF CONTENTS

PART I

ITEM 1.      BUSINESS

Description of Business

General

Background

The growth of the economies in Asia has provided enormous opportunities to many professional companies in the region. In order to gain access to the opportunities across the emerging economies, Golden Opportunities Corporation (the “Company”), has developed the following business plan (the “Plan”).

We intend to use the experience of our sole executive to will implement our plan as a business partner with a active companies in the marketing or financial public relations market, i.e. assisting our clients in their IPO and other types of fund raising activities, or any other sales or marketing of products or services in Asia or any other company actively engaged in the professional services market or in the sales and /or manufacture and distribution of services or products in Asia.

We are in the process of evaluating several potential temporary-to-permanent office locations convenient to the Hong Kong business center.

We will not need to merge or acquire a third party in order to engage in active business. We will establish our initial offices in the Hong Kong/Shenzhen, China region—and expand into emerging markets in Asia and leverage a client sourcing network in these markets within the following markets:

•       Technology, mobile and telecom companies;

•        First tier financial institutions and brokerage companies;
•        Regional electrical/hydropower, chemical and petroleum companies;
•        Regional textile, light electronics, steel and coal manufacturing companies;
•        Asia based manufacturers and distributors of domestic products;
•        Domestic and regional transportation companies;
•        Primary, secondary or vocational education.

Building upon a strong client base from our sole officer and director, we intend to expand its service scope and become a recognized professional service company in China and these emerging markets. Apart from our investor relations business, we will establish service capabilities in providing financial advisory, audit and tax services for its clients.

In addition to our expansion in service scope, we are also planning to expand its footprint in the Asia via a mergers and acquisitions strategy. We will serve as a platform for a co-operative structure together with professional service companies in Hong Kong, Vietnam, Singapore, Thailand, the Philippines and Malaysia. In addition to the aforesaid countries, we may further expand into other countries (collectively, the “Emerging Markets”) with potential for its business model to achieve remarkable growth and return to its shareholders. We will leverage our sales/marketing platform to attract Partners who desire to be part of a publicly traded company.

The Company’s Services

While we intend to engage in financial marketing, we will consider any other related or unrelated sales/marketing opportunity. We intend to provide one-stop professional financial marketing services:

1.	Providing Pre-IPO and IPO services (IPO);
2.	Bridging client’s with investors (investor relations);
3.	Bridging Client’s financial information and the media (media relations);
4.	Providing financial consulting, and investment services (financial consulting);
5.	Providing interim and permanent human resources personnel (human resources); and
6.	Providing innovative promotional consulting (innovative consulting);

Propelled by the influx of PRC enterprises into the local and international capital market, we will serve the Greater China Region with dedicated innovation and expansion into the Emerging Markets.

Initial Public Offering

The success of public offering of an enterprise is measured by the extent to which the strengths of the enterprise is reflected and to which the enterprise stands out in the market. We will provide professional analyses and strategic proposals to the listing candidate regarding PR, promotion and marketing campaigns. At the same time, we will market our own sales/marketing platform to attract companies who desire to be part of a publicly traded company.

The comprehensive scope of our professional services will include:

•	Professional strategic analysis and recommendation;
•	Formulation of overall promotion strategy;
•	Execution of investor relations campaigns;
•	Formulation of media promotion strategy;
•	Road show organization;
•	Formulation of contingency solutions;
•	Preparation of corporate promotional materials.

Investor Relations

Investor relations are vital for listing and listed companies and the key to success lies in gaining and retaining the investors’ attention. W will use the experience of our sole executive officer and network with local and international investors, including fund managers, analysts and market commentators, to maximize the Client’s financial benefit.

The scope of Investor Relations service includes:

•	Road shows;
•	Results announcement presentation;
•	Annual general meetings;
•	Investor database;
•	Collection of research reports;
•	Preparation of annual reports, quarterly reports and promotional materials.

Media Relations

Media is one of the major communication channels between a listed company and its shareholders. We will establish, through acquisition or affiliation, a professional PR team familiar with the operations of different media in the Emerging Markets and maintain close relation with international business and finance media.

Depending on the clients’ needs, strategic arrangements will be made between the client and the media to ensure delivery of the best communication. The major activities and projects on media relations include:

• Press Conference;
• Media training;
• Media interview arrangements;
• Media monitor and follow-up;
• Media database

Financial Consulting and Investment Services

We will provide its expertise to its clients to provide consulting and investment services. This will be achieved by leveraging the Company’s clients overall needs, and maintaining a structured approach to maximize the client’s return. We will also provide personal and corporate tax strategies and consulting.

Interim and Permanent Human Resources Personnel

We will have an electronic and networked database of human resource personnel to provide essential services to the clients. This network of personnel will be pre-screened for qualifications and experience. These personnel will be placed on an interim basis and then retained by the client, as necessary.

Innovative Promotional Consulting Services

As an effective channel between its clients and the investors, we will assist its clients in planning and organizing a wide range of events such and conference and marketing campaign. We will also provide “compliance and maintenance” consulting. This includes legal and transactional compliance with public financial markets and product markets.

Business Development Plan

Our growth plan and strategy has not been formulated in vacuum. We have discussed with qualified companies within Asia and with their existing and potential clients and examined their needs. Two major trends have been identified:

•	While many multinationals are entering into the Asian markets, established companies in Asia are also expanding rapidly within this region.

•
Because of the changes in the operating environment, companies need different types of professional support, e.g. company secretary, audit, tax, financial advisory, management consulting services, etc. Instead of searching for different service providers for each of the services, companies would like to have a one-stop-shop for most of the professional services they need.

Relying on this research, we are planning to provide what clients need and be where clients expand, i.e. expanding its service offerings and footprint across Asia.

Expanding the Services Scope and Geographic Coverage

We intend to become a recognized professional services provider in the rapidly growing economies in Asia. We are committed to growing our self to be a company with a wider service offerings and more extensive geographic coverage. Given the current economic downturn, we have revised our expansion table beyond 24 months. The following table shows our anticipated growth plan to take place as opportunities present themselves.

Services
Country	Financial PR	Company Secretary	Financial Advisory	Audit	Tax
Greater China	✓	✓	✓	✓	✓
Singapore	✓	✓	✓	✓	✓
Vietnam	✓	✓	✓	✓	✓
Thailand	✓	✓	✓	m	m
Malaysia	✓	✓	✓	m	m
The Philippines	✓	✓	✓	m	m
✓ - Services to be developed in the region with concrete plan
m - Services to be developed when market conditions are favorable

Financial PR and Company Secretary Services

We will implement our Plan in China initially. We intend to replicate our success into other areas in Asia. Due to the similarity of client relationship management model, we will also provide company secretary business, i.e. assisting its client in compliance to the company ordinance and listing rules in respective countries.

Our priority will be to establish and expand these services in China, Singapore and Vietnam because the capital markets in these countries are very active. In order to expand into the economies as shown in the above table, we are in discussions with established financial PR services providers in China, Singapore and Vietnam, and company secretary companies in China/Hong Kong, Singapore and Vietnam, regarding future alliances.

In addition to the initial offices in Shenzhen, China, we are planning to further expand its network into other first and second-tier cities in China, including, Beijing and Shanghai. Similarly, in Vietnam, we will initially target offices in Hanoi and Ho Chi Minh (Saigon).

Further, we are currently screening for future partners offering financial PR and company secretarial services in Bangkok, Chiang Mai and Nakhon Ratchasima, Thailand; Kuala Lumpur, George Town and Putrajaya, Malaysia, and Manila and Quezon City, the Philippines.

Financial Advisory Services

The financial advisory services will include mergers and acquisitions, IPO’s, and other types of fund raising activities. We will leverage its acquired client base to provide these additional financial services not currently being provided to them. The provision of these financial advisory services will provide accretive revenues to the Company without the expense of new client acquisition.

With its existing base in China and future partners in other countries, we will formulate a dedicated team in pursuing mergers and acquisitions and fund raising opportunities. In view of the rising trends in the capital market and foreign investment in the region, we will assist its clients in their M&A and fund raising in the future.

Audit and Tax Services

The market for audit and tax services is highly competitive in the region and we only plan to enter into the market where its future partners have the ability and network to be successful. We will work closely with local audit and tax services providers in providing a one-stop-shop solution. Our sole executive officer is currently in discussion with audit and tax services providers in China/Hong Kong, Singapore and Vietnam.

Growth Plan

With the objective for regional growth, the growth table has been  developed in two phases to launch and establish independent offices and alliance partner offices to broaden our services and to expand our regional impact of the Company.

Mergers and Acquisition
Phase 1	• Establish alliance with non-merger Partner providing immediate revenue
• Establish alliance with a company secretary company in China
• Establish financial PR company with company secretary capability in Vietnam
• Establish alliance with non-merger Partner providing immediate revenue in Singapore
• Establish alliance with secretary capability in Singapore
• Establish alliance with an audit & tax professional service provider in China
• Launch financial advisory services in China, Vietnam and Singapore
Phase 2	• Establish alliance with an audit & tax professional service providers in Singapore and Vietnam
• Launch a financial PR company with company secretary capability in Thailand
Launch a financial PR company with company secretary capability in Malaysia and the Philippines
• Launch financial advisory services in Thailand, Malaysia and Philippines
Establish alliance with an audit & tax professional service providers in Thailand, Malaysia and the Philippines (if market conditions is favorable)

Our future growth is mainly fueled by expansion of our offices and partner alliances. This is because different countries will have different legal and business requirements making “Greenfield” establishment very costly. The followings set forth certain characteristics of the potential affiliations targets for the Company.

•	Targeting small-medium enterprises;
•	Ownership willing to become an integral player in a Asia-wide services group;
•	Possessing successful track records in IPO and M&A;
•	Operating in more than two cities in a country;
•	Extensive client base connection with local investment capital market players;
•	High profile, under-leveraged client base;
•	Willing to become part of a regional network;
•	Willing to take Company Shares as substantial compensation;
•	Willing to hold shares for a period of at least two years.
 Intellectual Property

We do not own any intellectual property.

Government Approval and Regulation

We do not need government approval for our principal products or services.

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation. The president anticipates that our business plan can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. From time to time, Mr. Zahorik engages the services of professionals to perform limited tasks on behalf of the Company.

ITEM 1A.   RISK FACTORS

Not applicable because we are a smaller reporting company.

ITEM 2.      PROPERTIES

Our business office is located at 520 S. Snowmass Circle, Superior, Colorado 80027

ITEM 3.     LEGAL PROCEEDINGS

There are no pending legal proceedings to which the Company is a party or in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company. The Company’s property is not the subject of any pending legal proceedings.

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “GOOO” since October 28, 2008. However, to date there has been no trading market for our Common Stock.

The market price of our common stock is subject to significant fluctuations in response to variations in our quarterly operating results, general trends in the market, and other factors, over many of which we have little or no control. In addition, broad market fluctuations, as well as general economic, business and political conditions, may adversely affect the market for our common stock, regardless of our actual or projected performance.

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

On August 31, 2007, the Company issued 20,000,000 shares at $0.01 to its President and other professionals engaged on behalf of the Company for their services through Calendar year 2007.

From November 13, 2007 through January 22, 2008, the Company issued 1,820,000 shares at $0.025, pursuant to Regulation D, Rule 506 of the Securities Act of 1933.

On January 2, 2009, the Company issued 1,125,000 shares to its President at $0.16 for employment services through the calendar year 2008.

Equity Compensation Plan Information

The following table sets forth certain information as of January 31, 2009, with respect to compensation plans under which our equity securities are authorized for issuance:

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
Plans not approved
By security holders
Total

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Overview

Golden Opportunities Corporation (the “Company”), was incorporated in the state of Delaware as of February 2, 2005 as 51147, Inc., on June 10, 2008 we filed a certificate of amendment changing our name to Golden Opportunities Corporation. We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. In November 2007, we changed our business model to use the experiences of our sole executive and commenced implementing our plan as a business partner with a active companies in the marketing or financial public relations market such as, assisting our clients in the process of going public and other types of fund raising activities. We also work with other companies actively engaged in the professional services market or in the sales and /or manufacture and distribution of products or services in Asia.

In doing so, we do not intend to merge with or into any third party in order to engage in active business. While we will not need to merge or acquire companies we will remain open to any sound business combination to achieve success. We intend to establish our initial offices in Hong Kong (SAR), China, or Shenzhen, China—and expand into emerging markets in Asia.

In light of the current economic situation, we are evaluating a number of temporary-to-permanent office locations in Hong Kong central to many businesses operating in Asia. Rent has become more competitive over last 12 months and we are looking for the most favorable situation for the Company.

The comprehensive scope of our professional services will include:

•	Professional strategic analysis and recommendation;
•	Formulation of overall promotion strategy;

•	Execution of investor relations campaigns;
•	Formulation of media promotion strategy;
•	Road show organization;
•	Formulation of contingency solutions;
•	Preparation of corporate promotional materials;

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

Results of Operations For the year Ended January 31, 2009 compare to the year ended January 31, 2008.

We did not have any operating income from inception through January 31, 2009. From inception through January 31, 2009, the registrant recognized a net loss of $494,304. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

We did not have any operating income from inception (February 2, 2005) through January 31, 2009.  For the year ended January 31, 2009, the registrant recognized a net loss of $270,426.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

At January 31, 2009 the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

We believe we can satisfy our cash requirements for the next twelve months with our current cash, shareholder advances, Company shares and expected revenues. However, completion of our Plan of Operations is subject to attaining adequate revenue. We cannot assure investors that adequate revenues will be generated. In the absence of our projected revenues, we may be unable to proceed with our Plan of Operations. Even without adequate revenues within the next twelve months, we still anticipate being able to continue with our present activities, but we may require additional financing.

The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our Plan of Operations.

In the event we are not successful in reaching our initial revenue targets, additional funds may be required, and we may not be able to proceed with our business plan for the development of identified services. Should this occur, we would likely seek additional financing to support the continued operation of our business. It is foreseeable that we could continue to incur future operating losses.

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States (“GAAP”). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the noncontrolling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained noncontrolling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the noncontrolling owners.  SFAS No. 160 affects those entities that have an outstanding noncontrolling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

In March 2008, the FASB issued SFAS No. 161, “Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133” (SFAS 161). This statement is intended to improve transparency in financial reporting by requiring enhanced disclosures of an entity’s derivative instruments and hedging activities and their effects on the entity’s financial position, financial performance, and cash flows. SFAS 161 applies to all derivative instruments within the scope of SFAS 133, “Accounting for Derivative Instruments and Hedging Activities” (SFAS 133) as well as related hedged items, bifurcated derivatives, and nonderivative instruments that are designated and qualify as hedging instruments. Entities with instruments subject to SFAS 161 must provide more robust qualitative disclosures and expanded quantitative disclosures. SFAS 161 is effective prospectively for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application permitted. We are currently evaluating the disclosure implications of this statement.

 In April 2008, the FASB issued FASB Staff Position (“FSP”) SFAS No. 142-3, “Determination of the Useful Life of Intangible Assets”. This FSP amends the factors that should be considered in developing renewal or extension assumptions used to determine the useful life of a recognized intangible asset under FASB Statement No. 142, “Goodwill and Other Intangible Assets” (“SFAS 142”). The intent of this FSP is to improve the consistency between the useful life of a recognized intangible asset under SFAS 142 and the period of expected cash flows used to measure the fair value of the asset under SFAS 141R, and other GAAP. This FSP is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The Company is currently evaluating the impact of SFAS FSP 142-3, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement shall be effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the FASB issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.” Diversity exists in practice in accounting for financial guarantee insurance contracts by insurance enterprises under FASB Statement No. 60, Accounting and Reporting by Insurance Enterprises. This results in inconsistencies in the recognition and measurement of claim liabilities. This Statement requires that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation. This Statement requires expanded disclosures about financial guarantee insurance contracts. The accounting and disclosure requirements of the Statement will improve the quality of information provided to users of financial statements. The adoption of FASB 163 is not expected to have a material impact on the Company’s financial position.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 7A.  QUANTITIATIVE AND QUALITATIVE DISCLOUSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

No.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

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

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

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

Audit Committee

We do not have a standing audit committee of the Board of Directors.  Management has determined not to establish an audit committee at present because of our limited resources and limited operating activities do not warrant the formation of an audit committee or the expense of doing so.  We do not have a financial expert serving on the Board of Directors or employed as an officer based on management’s belief that the cost of obtaining the services of a person who meets the criteria for a financial expert is beyond its limited financial resources and the financial skills of such an expert are simply not required or necessary for us to maintain effective internal controls and procedures for financial reporting in light of the limited scope and simplicity of accounting issues raised in its financial statements at this stage of its development.

Certain Legal Proceedings

No director, nominee for director, or executive officer of the Company has appeared as a party in any legal proceeding material to an evaluation of his ability or integrity during the past five years.

Compliance With Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company’s officers and directors, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. To the best of the Company’s knowledge, any reports required to be filed were timely filed in fiscal year ended January 31, 2009.

Code of Ethics

The company has adopted a Code of Ethics applicable to its Chief Executive Officer and Chief Financial Officer. This Code of Ethics is filed herewith as an exhibit.

ITEM 11.   EXECUTIVE COMPENSATION

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

 Employment Agreements

We do not have any employment agreements in place with our sole officer and director

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 30, 2009 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael A. Zahorik (1)	4,860,000	19.8%
China Aim Enterprises Ltd	4,300,000	17.5%
Falcon Investment Holdings Ltd	4,040,000	16.4%

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Indebtedness of Management

There were no material transactions, or series of similar transactions, since the beginning of our last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $60,000 and in which any director or executive officer, or any security holder who is known to us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

Transactions with Promoters

There were no material transactions between us and our promoters or founders.
.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended January 31, 2009, we were billed approximately $2,500 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2009.

Tax Fees

For the Company's fiscal year ended January 31, 2009, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2009.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits No.	Descriptions

31.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OPPORTUNITIES INC.

Date: April 30, 2009	By:	/s/ MIchael A. Zahorik
Michael A. Zahorik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 30, 2009	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, and Director

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2009

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

Report of Independent Registered Public Accounting Firm

To the Board of Director and shareholders

We have audited the accompanying balance sheet of Golden Opportunities, Inc. as of January 31, 2009 and the related statement of operations, stockholders’ equity, and cash flows from inception (February 2, 2005) through the year then ended January 31, 2009. These financial statements are the responsibility of company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with standards of The Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statements presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunities, Inc. at January 31, 2009 and the results of its operations and its cash flows from inception (February 2, 2005) through January 31, 2009 in conformity with U.S. Generally Accepted Accounting Principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. The Company has suffered losses from operations and has a net capital deficiency that raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Gately & Associates, L.L.C.
Lake Mary, FL
March 30,2009

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEET
As of January 31, 2009 and 2008

	1/31/2009	1/31/2008
ASSETS

CURRENT ASSETS

Cash	$3	$43,163

Total Current Assets	3	43,163

TOTAL ASSETS	$3	$43,163

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	13,803	6,625
Loan - Related Party	39,554	-

Total Current Liabilities	53,357	6,625

TOTAL LIABILITIES	53,357	6,625

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 24,570,000 and 23,445,000	24,570	23,445
Additional Paid-In Capital	416,914	237,505
Accumulated Deficit	(494,838)	(224,412)

Total Stockholder's Equity	(53,354)	36,538

TOTAL LIABILITIES AND EQUITY	$3	$43,163

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending January 31, 2009 and 2008, and
from inception (February 2, 2005) through January 31, 2009

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	1/31/2009	1/31/2008	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	269,892	204,937	494,304

OPERATING NET INCOME (LOSS)	(269,892)	(204,937)	(494,304)

INTEREST EXPENSE	534	-	534

NET INCOME (LOSS)	(270,426)	(204,937)	(494,838)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(224,412)	(19,475)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(494,838)	$(224,412)	$(494,838)

Earnings (loss) per share	$(0.011)	$(0.009)	$(0.063)

Weighted average number of common shares	23,534,139	23,445,000	7,877,755

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2009

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance of incorporation expenses February 2, 2005	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Total, January 31, 2006	100,000	$100	$-	$(2,225)	$(2,125)

Stock Issued on acceptance of expenses paid July 30, 2006	275,000	275	2,475	-	2,750

Stock Issued on acceptance of expenses paid August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Total, January 31, 2007	1,625,000	$1,625	$13,725	$(19,475)	$(4,125)

Capital Contributed			100	-	100

Stock issued as compensation on November 1, 2007 at $0.001 per share	20,000,000	20,000	180,000		200,000

Stock issued for cash on November 13, 2007 at $0.025 per share on private placement	1,000,000	1,000	24,000	-	25,000

Stock issued for cash on November 23, 2007 at $0.025 per share on private placement	600,000	600	14,400	-	15,000

Stock issued for cash on November 29, 2007 at $0.025 per share on private placement	180,000	180	4,320	-	4,500

Stock issued for cash on January 22, 2008 at $0.025 per share on private placement	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Total, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Capital Contribution of imputed interest on related party loan	-	-	534	-	534

Stock issued as compensation on January 2, 2009 at $0.16 per share	1,125,000	1,125	178,875	-	180,000

Net Loss				(270,426)	(270,426)

Total, January 31, 2009	24,570,000	$24,570	$416,914	$(494,838)	$(53,354)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending January 31, 2009 and 2008, and
from inception (February 2, 2005) through January 31, 2009

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	1/31/2009	1/31/2008	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(270,426)	$(204,937)	$(494,838)

Stock issued as compensation	180,000	200,000	395,350
Increase (Decrease) in Accrued Expenses	7,178	2,500	13,803

Total adjustments to net income	187,178	202,500	409,153

Net cash provided by (used in) operating activities	(83,248)	(2,437)	(85,685)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	39,554	-	39,554
Proceeds from capital contributions	534	100	634
Proceeds from stock issuance		45,500	45,500

Net cash flows provided by (used in) financing activities	40,088	45,600	85,688

CASH RECONCILIATION

Net increase (decrease) in cash	(43,160)	43,163	3
Cash - beginning balance	43,163	-	-

CASH BALANCE - END OF PERIOD	$3	$43,163	$3

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

On January 2, 2009, the Company issued 1,125,000 shares of common stock as compensation to an officer of the Company for a value of $180,000 or $0.16 per share. (note 8)

From inception to January 31, 2009, a related party has also loaned the Company money in the form of loans payable totaling in $39,554.  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

3.   Accounts Receivable and Customer Deposits:

Accounts receivable and Customer deposits do not exist at this time and therefore, have no allowances accounted for or disclosures made.

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

On January 2, 2009, the Company issued 1,125,000 shares of common stock as compensation to an officer of the Company for a value of $180,000 or $0.16 per share.

9.   Required Cash Flow Disclosure for Interest and Taxes Paid:

The company has paid no amounts for federal income taxes and interest. The Company issued 5,750,000 common shares of stock to its sole officer in acceptance of the expenses paid on behalf of the Company.

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

11.  INCOME TAXES:

The Company has a net operating loss carry-forward of $494,838 that will expire 20 years after the years generated.  The loss generated for the year 2006, 2007, 2008 and 2009 was $2,225, $17,250, $204,937, and $270,426, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $74,226 from inception through January 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$74,226
Total Deferred Tax Asset	74,226
Less valuation allowance	(74,226)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

12. Subsequent Events:

None know at this time.