Form 10-Q
period 2009-04-30
Golden Opportunities CORP
filed 2009-06-08
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2009

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to

Commission file number: 333-153261

GOLDEN OPPORTUNITIES CORPORATION
(Exact name of registrant as specified in its charter)

DELAWARE	87-0814235

(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification Number)

520 S. Snowmass Circle, Superior, Colorado, 80027
 (Address of Principal Executive Offices)
(Zip Code)

(303) 494-5889
 (Registrant’s Telephone Number including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The number of shares outstanding of the Registrant’s common stock as of  June 5, 2009 was 24,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

April 30, 2009

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF APRIL 30, 2009

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEET
As of April 30, 2009 and January 31, 2009

	4/30/2009	1/31/2009
ASSETS

CURRENT ASSETS

Cash	$1,047	$3

Total Current Assets	1,047	3

TOTAL ASSETS	$1,047	$3

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	11,371	13,803
Loan - Related Party	51,233	39,554

Total Current Liabilities	62,604	53,357

TOTAL LIABILITIES	62,604	53,357

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 24,570,000 and 24,570,000	24,570	24,570
Additional Paid-In Capital	417,242	416,914
Accumulated Deficit	(503,369)	(494,838)

Total Stockholder's Equity	(61,557)	(53,354)

TOTAL LIABILITIES AND EQUITY	$1,047	$3

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the three months ending April 30, 2009 and 2008, and
from inception (February 2, 2005) through April 30, 2009

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2009	4/30/2008	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	8,203	28,744	502,507

OPERATING NET INCOME (LOSS)	(8,203)	(28,744)	(502,507)

INTEREST EXPENSE	328	22	862

NET INCOME (LOSS)	(8,531)	(28,766)	(503,369)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(494,838)	(224,412)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(503,369)	$(253,178)	$(503,369)

Earnings (loss) per share	$(0.000)	$(0.001)	$(0.020)

Weighted average number of common shares	24,570,000	23,445,000	24,570,000

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through April 30, 2009

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

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2009
(continued)

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Capital Contribution of imputed interest on related party loan	-	-	328	-	328

Net Loss				(8,531)	(8,531)

Total, April 30, 2009	24,570,000	$24,570	$417,242	$(503,369)	$(61,557)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending April 30, 2009 and 2008, and
from inception (February 2, 2005) through April 30, 2009

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2009	4/30/2008	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(8,531)	$(28,766)	$(503,369)

Interest	328	22	862
Stock issued as compensation	-	-	395,350
Increase (Decrease) in Accrued Expenses	(2,432)	500	11,371

Total adjustments to net income	(2,104)	522	407,583

Net cash provided by (used in) operating activities	(10,635)	(28,244)	(95,786)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	11,679	4,500	51,233
Proceeds from capital contributions	-	-	100
Proceeds from stock issuance		-	45,500

Net cash flows provided by (used in) financing activities	11,679	4,500	96,833

CASH RECONCILIATION

Net increase (decrease) in cash	1,044	(23,744)	1,047
Cash - beginning balance	3	43,163	-

CASH BALANCE - END OF PERIOD	$1,047	$19,419	$1,047

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

The comprehensive scope of the Company’s professional services (the “Plan of Operations”) will include:

-	Professional strategic analysis and recommendation;
-	Professional legal or human resources provision;
-	Professional Strategic corporate consulting;
-	Formulation of overall corporate growth or IPO strategy;
-	Execution of investor relations campaigns;
-	Formulation of media promotion strategy;
-	Road show organization;
-	Formulation of contingency liquidation solutions;
-	Preparation of corporate promotional materials.

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

On January 2, 2009, the Company issued 1,125,000 shares of common stock as compensation to an officer of the Company for a value of $180,000 or $0.16 per share. (note 8)

From inception to April 30, 2009, a related party has also loaned the Company money in the form of loans payable totaling in $51,233.  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

11.  INCOME TAXES:

The Company has a net operating loss carry-forward of $503,369 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007, 2008, and 2009 was $2,225, $17,250, $204,937, $270,426, and $8,531, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $75,505 from inception through April 30, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$75,505
Total Deferred Tax Asset	75,505
Less valuation allowance	(75,505)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

12. Subsequent Events:

None know at this time.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Overview

Golden Opportunities Corporation (the “Company”), was incorporated in the state of Delaware as of February 2, 2005 as 51147, Inc., on June 10, 2008 we filed a certificate of amendment changing our name to Golden Opportunities Corporation. We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. In November 2007, we changed our business model to use the experiences of our sole executive and commenced implementing our plan as a business partner with an active companies in the marketing or financial public relations market such as, assisting our clients in the process of going public and other types of fund raising activities. We also work with other companies actively engaged in the professional services market or in the sales and /or manufacture and distribution of products or services in Asia.

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

The comprehensive scope of our professional services will include:
●	Professional strategic analysis and recommendation;
●	Formulation of overall promotion strategy;

●	Execution of investor relations campaigns;
●	Formulation of media promotion strategy;
●	Road show organization;
●	Formulation of contingency solutions;
●	Preparation of corporate promotional materials;

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
Creditor

Results of Operations

 The Company did not have any operating income from inception through April 30, 2009.  For the quarter ended April 30, 2009, the registrant recognized a net loss of $ (8,531) and for the period from inception through April 30, 2009, the registrant recognized a net less of $(503,369). Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of April 30, 2009, we had $1,047 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At April 30, 2009 the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of April 30, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

Limitations on the Effectiveness of Internal Controls

Management does not expect that our disclosure controls and procedures or our internal control over financial reporting will necessarily prevent all fraud and material errors. An internal control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints, and the benefits of controls must be considered relative to their costs. Because of the inherent limitations on all internal control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, within the Company have been detected. These inherent limitations include the realities that judgments in decision-making can be faulty, and that breakdowns can occur because of simple error or mistake. The design of any system of internal control is also based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions. Over time, controls may become inadequate because of changes in circumstances, and/or the degree of compliance with the policies and procedures may deteriorate. Because of the inherent limitations in a cost effective internal control system, financial reporting misstatements due to error or fraud may occur and not be detected on a timely basis.

There have been no significant changes (including corrective actions with regard to significant deficiencies or material weaknesses) in our internal controls or in other factors that could significantly affect these controls subsequent to the date of the evaluation referenced in the above paragraph.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company

ITEM 1A. RISK FACTORS

No applicable for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1           Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1           Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN OPPORTUNITIES CORPORATION

Date: June 8, 2009	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer, Chief Financial Officer & Director