Form 10-Q
period 2009-07-31
Golden Opportunities CORP
filed 2009-08-26
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2009

or

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

The number of shares outstanding of the Registrant’s common stock as of  August 26, 2009 was 24,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

July 31, 2009

PART 1 - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JULY 31, 2009

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEET
As of July 31, 2009 and January 31, 2009

	7/31/2009	1/31/2009

ASSETS

CURRENT ASSETS

Cash	$6	$3

Total Current Assets	6	3

TOTAL ASSETS	$6	$3

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	7,630	13,803
Loan - Related Party	57,886	39,554

Total Current Liabilities	65,516	53,357

TOTAL LIABILITIES	65,516	53,357

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 24,570,000 and 24,570,000	24,570	24,570
Additional Paid-In Capital	422,506	416,914
Accumulated Deficit	(512,586)	(494,838)

Total Stockholder's Equity	(65,510)	(53,354)

TOTAL LIABILITIES AND EQUITY	$6	$3

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the six and three months ending July 31, 2009 and 2008, and from inception (February 2, 2005) through July 31, 2009

	6 MONTHS	3 MONTHS	6 MONTHS	3 MONTHS
	ENDING	ENDING	ENDING	ENDING	FROM
	7/31/2009	7/31/2009	7/31/2008	7/31/2008	INCEPTION

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	17,031	8,828	38,273	9,529	511,335

OPERATING NET INCOME (LOSS)	(17,031)	(8,828)	(38,273)	(9,529)	(511,335)

INTEREST EXPENSE	717	389	47	25	1,251

NET INCOME (LOSS)	(17,748)	(9,217)	(38,320)	(9,554)	(512,586)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(494,838)	(503,369)	(224,412)	(253,178)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(512,586)	$(512,586)	$(262,732)	$(262,732)	$(512,586)

Earnings (loss) per share	$(0.001)		$(0.002)		$(0.021)

Weighted average number of common shares	24,570,000		23,445,000		24,570,000

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through July 31, 2009

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

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through July 31, 2009
(continued)

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

In-kind contribution			4,875	-	4875

Capital Contribution of imputed interest on related party loan	-	-	717	-	717

Net Loss				(17,748)	(17,748)

Total, July 31, 2009	24,570,000	$24,570	$422,506	$(512,586)	$(65,510)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending July 31, 2009 and 2008, and
from inception (February 2, 2005) through July 31, 2009

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	7/31/2009	7/31/2008	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(17,748)	$(38,320)	$(512,586)

In-kind Contribution	4,875	-	4,875
Interest	717	47	1,251
Stock issued as compensation	-	-	395,350
Increase (Decrease) in Accrued Expenses	(6,173)	750	7,630

Total adjustments to net income	(581)	797	409,106

Net cash provided by (used in) operating activities	(18,329)	(37,523)	(103,480)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	18,332	4,500	57,886
Proceeds from capital contributions	-	-	100
Proceeds from stock issuance		-	45,500

Net cash flows provided by (used in) financing activities	18,332	4,500	103,486

CASH RECONCILIATION

Net increase (decrease) in cash	3	(33,023)	6
Cash - beginning balance	3	43,163	-

CASH BALANCE - END OF PERIOD	$6	$10,140	$6

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

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however,there can be no assurance these activities will be successful.

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

On January 2, 2009, the Company issued 1,125,000 shares of common stock as compensation to an officer of the Company for a value of $180,000 or $0.16 per share. (note 8)

From inception to July 31, 2009, a related party has also loaned the Company money in the form of loans payable totaling in $57,886.  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

11. INCOME TAXES:

The Company has a net operating loss carry-forward of $512,586 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007, 2008, and 2009 was $2,225, $17,250, $204,937, $270,426, and $17,748, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $76,888 from inception through July 31, 2009.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2009 are as follows:

Deferred tax assets:
Federal net operating loss	$76,888
Total Deferred Tax Asset	76,888
Less valuation allowance	(76,888)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

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
Creditor

Results of Operations

 The Company did not have any operating income from inception through July 31, 2009.  For the quarter ended July 31, 2009, the registrant recognized a net loss of $ (17,748) and for the period from inception through July 31, 2009, the registrant recognized a net less of $(512,586). Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of July 31, 2009, we had $6  in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At July 31, 2009 the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not required for Smaller Reporting Companies.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of July 31, 2009, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting company.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: August 26, 2009	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director