Form 10-K
period 2010-01-31
Golden Opportunities CORP
filed 2010-05-21
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2010

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

As of April 30, 2010, the registrant had  28,570,000 shares of its common stock outstanding.

Documents Incorporated by Reference: None.

PART I

ITEM 1.      BUSINESS

Description of Business

General

Background

The world-wide impact of the economic recession of 2009 and continuing through 2010 has delayed the execution of our business plan. However, we continue to seek out the best potential opportunity for the shareholders.

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

Expanding the Services Scope and Geographic Coverage

We intend to become a recognized professional services provider in the rapidly growing economies in Asia. We are committed to growing our self to be a company with a wider service offerings and more extensive geographic coverage. Given the current economic downturn, we have delayed the execution of certain aspects of our intended services. The following table shows our anticipated growth plan to take place as opportunities present themselves.

Services
Country	Financial PR	Company Secretary	Financial Advisory	Audit	Tax
Greater China	✓	✓	✓	✓	✓
Singapore	✓	✓	✓	✓	✓
Vietnam	✓	✓	✓	✓	✓
Thailand	✓	✓	✓	¡	¡
Malaysia	✓	✓	✓	¡	¡
The Philippines	✓	✓	✓	¡	¡
✓ - Services to be developed in the region with concrete plan
¡ - Services to be developed when market conditions are favorable

Financial PR and Company Secretary Services

We will implement our Plan in China initially. We intend to replicate our success into other areas in Asia. Due to the similarity of client relationship management model, we will also provide company secretary business, i.e. assisting its client in compliance to the company ordinance and listing rules in respective countries.

Our priority continues to be to establish and expand these services in China, Singapore and Vietnam because the capital markets in these countries are very active. In order to expand into the economies as shown in the above table, we are in discussions with established financial PR services providers in China, Singapore and Vietnam, and company secretary companies in China/Hong Kong, Singapore and Vietnam, regarding future alliances.

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
• Launch a financial PR company with company secretary capability in Malaysia and the Philippines
• Launch financial advisory services in Thailand, Malaysia and Philippines
• Establish alliance with an audit & tax professional service providers in Thailand, Malaysia and the Philippines (if market conditions is favorable)

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

Employees

We have no full time employees. Our president has agreed to allocate a portion of his time to the activities of the Company, without compensation outside of Company stock. The president anticipates that our business plan can be implemented by his devoting approximately 20 hours per month to the business affairs of the Company and, consequently, conflicts of interest may arise with respect to the limited time commitment by such officer. From time to time, Mr. Zahorik engages the services of professionals to perform limited tasks on behalf of the Company.

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

On February 5, 2010, the Company issues 4,000,000 shares to its President at $0.18 for employment services through the calendar year 2009.

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

Results of Operations For the year Ended January 31, 2010 compare to the year ended January 31, 2009.

We did not have any operating income from inception through January 31, 2010. From inception through January 31, 2010, the registrant recognized a net loss of $521,492. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

We did not have any operating income from inception (February 2, 2005) through January 31, 2010.  For the year ended January 31, 2010, the registrant recognized a net loss of $26,654.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

At January 31, 2010, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officers

Our officers and directors do not receive any compensation (outside of Company stock) for services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. However, our officers and directors anticipate receiving benefits as beneficial shareholders of us and, possibly, in other ways.

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

 Employment Agreements

We do not have any employment agreements in place with our sole officer and director

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 30, 2010 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael A. Zahorik (1)	8,860,000	31.0%
China Aim Enterprises Ltd	4,300,000	15.0%
Falcon Investment Holdings Ltd	4,040,000	14.1%

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
.
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

For the Company's fiscal year ended January 31, 2010, we were billed approximately $_2,500 for professional services rendered for the audit of our financial statements. We were not billed for the review of financial statements included in our periodic and other reports filed with the Securities and Exchange Commission for our year ended January 31, 2010.

Tax Fees

For the Company's fiscal year ended January 31, 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning.

All Other Fees

The Company did not incur any other fees related to services rendered by our principal accountant for the fiscal year ended January 31, 2010.

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

PART IV

ITEM 15.   EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits
No.	Descriptions

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OPPORTUNITIES CORP.

Date: May 20, 2010	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 20, 2010	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, and Director

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2010

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

GATELY & ASSOCIATES, LLC
ACCOUNTANTS AND ADVISORS
PCAOB REGISTERED
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors
Golden Opportunities Corp.
520 S. Snowmass Circle
Superior CO 80027

We have audited the accompanying balance sheets of JBI, Inc. (A Development Stage Company) as of January 31, 2010, and the related statements of operations, stockholders' equity and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conduct our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of JBI, Inc. (A Development Stage Company) as of December 31, 2009 and 2008, and the related statements of operations, stockholders' equity and cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

Lake Mary FL, March 30, 2010

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEET
As of January 31, 2010 and 2009

	1/31/2010	1/31/2009

ASSETS

CURRENT ASSETS

Cash	$10	$3

Total Current Assets	10	3

TOTAL ASSETS	$10	$3

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	6,047	13,803
Loan - Related Party	66,052	39,554

Total Current Liabilities	72,099	53,357

TOTAL LIABILITIES	72,099	53,357

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 24,570,000 and 24,570,000	24,570	24,570
Additional Paid-In Capital	424,833	416,914
Accumulated Deficit	(521,492)	(494,838)

Total Stockholder's Equity	(72,089)	(53,354)

TOTAL LIABILITIES AND EQUITY	$10	$3

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF OPERATIONS
For the twelve months ending January 31, 2010 and 2009, and
from inception (February 2, 2005) through January 31, 2010

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	1/31/2010	1/31/2009	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	25,010	269,892	519,314

OPERATING NET INCOME (LOSS)	(25,010)	(269,892)	(519,314)

INTEREST EXPENSE	1,644	534	2,178

NET INCOME (LOSS)	(26,654)	(270,426)	(521,492)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(494,838)	(224,412)	-

ACCUMULATED DEFICIT, ENDING BALANCE	$(521,492)	$(494,838)	$(521,492)

Earnings (loss) per share	$(0.001)	$(0.011)	$(0.046)

Weighted average number of common shares	24,570,000	23,534,139	11,218,035

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2010

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

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2010
(continued)

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

In-kind contribution	-	-	6,275	-	6275

Capital Contribution of imputed interest on related party loan	-	-	1,644	-	1,644

Net Loss				(26,654)	(26,654)

Total, January 31, 2010	24,570,000	$24,570	$424,833	$(521,492)	$(72,089)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the twelve months ending January 31, 2010 and 2009, and
from inception (February 2, 2005) through January 31, 2010

	12 MONTHS	12 MONTHS
	ENDING	ENDING	FROM
	1/31/2010	1/31/2009	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(26,654)	$(270,426)	$(521,492)

In-kind Contribution	6,275	-	6,275
Interest	1,644	534	2,178
Stock issued as compensation	-	180,000	395,350
Increase (Decrease) in Accrued Expenses	(7,756)	7,178	6,047

Total adjustments to net income	163	187,712	409,850

Net cash provided by (used in) operating activities	(26,491)	(82,714)	(111,642)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	26,498	39,554	66,052
Proceeds from capital contributions	-	-	100
Proceeds from stock issuance		-	45,500

Net cash flows provided by (used in) financing activities	26,498	39,554	111,652

CASH RECONCILIATION

Net increase (decrease) in cash	7	(43,160)	10
Cash - beginning balance	3	43,163	-

CASH BALANCE - END OF PERIOD	$10	$3	$10

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

On January 2, 2009, the Company issued 1,125,000 shares of common stock as compensation to an officer of the Company for a value of $180,000 or $0.16 per share. (note 8)

From inception to January 31, 2010, a related party has also loaned the Company money in the form of loans payable totaling in $66,052.  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

11.          INCOME TAXES:

The Company has a net operating loss carry-forward of $521,492 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007, 2008, and 2009 was $2,225, $17,250, $204,937, $270,426, and $26,654, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $78,224 from inception through January 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$78,224
Total Deferred Tax Asset	78,224
Less valuation allowance	(78,224)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

12.         Subsequent Events:

On February 5, 2010, the Company issued 4,000,000 shares of common stock as compensation to an officer of the Company for a value of $640,000 or $0.16 per share.