Form 10-Q
period 2010-04-30
Golden Opportunities CORP
filed 2010-06-14
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of  June 14, 2010 was 28,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

April 30, 2010

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF APRIL 30, 2010

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEETS
As of April 30, 2010 and January 31, 2010

	4/30/2010	1/31/2010

ASSETS

CURRENT ASSETS

Cash	$-	$10

Total Current Assets	-	10

TOTAL ASSETS	$-	$10

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	6,865	6,047
Loans Payable	72,933	66,052

Total Current Liabilities	79,798	72,099

TOTAL LIABILITIES	79,798	72,099

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001;
Authorized: 100,000,000
Issued and Outstanding: 28,570,000 and 24,570,000	28,570	24,570
Additional Paid-In Capital	1,061,380	424,833
Accumulated Deficit	(1,169,748)	(521,492)

Total Stockholder's Equity	(79,798)	(72,089)

TOTAL LIABILITIES AND EQUITY	$-	$10

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF OPERATIONS
For the three months ending April 30, 2010 and 2009, and
from inception (February 2, 2005) through April 30, 2010

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2010	4/30/2009	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	647,709	8,203	1,167,023

OPERATING NET INCOME (LOSS)	(647,709)	(8,203)	(1,167,023)

INTEREST EXPENSE	547	328	2,725

NET INCOME (LOSS)	(648,256)	(8,531)	(1,169,748)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(521,492)	(494,838)	-

ACCUMULATED DEFICIT, ENDING BALANCE	(1,169,748)	(503,369)	(1,169,748)

Loss per share, Basic and Diluted	$(0.0229)	$(0.0003)	$(0.0974)

Weighted average number of common shares	28,345,281	24,570,000	12,014,859

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
From inception (February 2, 2005) through April 30, 2010

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

Stock Issued on acceptance of incorporation expenses February 2, 2005	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Total, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Stock Issued on acceptance of expenses paid July 30, 2006	275,000	275	2,475	-	2,750

Stock Issued on acceptance of expenses paid August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Total, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Capital Contributed			100	-	100

Stock issued as compensation on November 1, 2007 at $0.001 per share	20,000,000	20,000	180,000		200,000

Stock issued for cash on November 13, 2007 at $0.025 per share on private placement	1,000,000	1,000	24,000	-	25,000

Stock issued for cash on November 23, 2007 at $0.025 per share on private placement	600,000	600	14,400	-	15,000

Stock issued for cash on November 29, 2007 at $0.025 per share on private placement	180,000	180	4,320	-	4,500

Stock issued for cash on January 22, 2008 at $0.025 per share on private placement	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Total, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Capital Contribution of imputed interest on related party loan	-	-	534	-	534

Stock issued as compensation on January 2, 2009 at $0.16 per share	1,125,000	1,125	178,875	-	180,000

Net Loss				(270,426)	(270,426)

Total, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through January 31, 2010
(continued)

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

In-kind contribution	-	-	6,275	-	6275

Capital Contribution of imputed interest on related party loan	-	-	1,644	-	1,644

Net Loss				(26,654)	(26,654)

Total, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Stock issued as compensation on February 5, 2010 at $0.16 per share	4,000,000	4,000	636,000	-	640,000

Capital Contribution of imputed interest on related party loan	-	-	547	-	547

Net Loss				(648,256)	(648,256)

Total, April 30, 2010	28,570,000	$28,570	$1,061,380	$(1,169,748)	$(79,798)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the three months ending April 30, 2010 and 2009, and
from inception (February 2, 2005) through April 30, 2010

	3 MONTHS	3 MONTHS
	ENDING	ENDING	FROM
	4/30/2010	4/30/2009	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(648,256)	$(8,531)	$(1,169,748)

In-kind Contribution	-	-	6,275
Interest	547	328	2,725
Stock issued as compensation	640,000	-	1,035,350
Increase (Decrease) in Accrued Expenses	803	(2,432)	6,850

Total adjustments to net income	641,350	(2,104)	1,051,200

Net cash provided by (used in) operating activities	(6,906)	(10,635)	(118,548)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	6,881	11,679	72,933
Proceeds from capital contributions	-	-	100
Proceeds from stock issuance		-	45,500

Net cash flows provided by (used in) financing activities	6,881	11,679	118,533

CASH RECONCILIATION

Net increase (decrease) in cash	(25)	1,044	(15)
Cash - beginning balance	10	3	-

CASH BALANCE - END OF PERIOD	$(15)	$1,047	$(15)

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

Common Stock Recorded as Compensation:

The Company does not have an employee stock compensation package set up at this time. The stock compensation that has been granted falls under Rule 144 of the Securities Act of 1933. Compliance with Rule 144 is discussed in the following paragraph.

In general, under Rule 144 as currently in effect, a person who has beneficially owned shares of a company's common stock for at least one year is entitled to sell within any three month period a number of shares that does not exceed the greater of:
1.  1% of the number of shares of the company's common stock then outstanding.
2. The average weekly trading volume of the company's common stock during the four   calendar weeks preceding the filing of a notice on form 144 with respect to the sale.

Sales under Rule 144 are also subject to manner of sale provisions and notice requirements and to the availability of current public information about the company.

Effective February 15, 2008, the holding period requirement under Rule 144 for ‘‘restricted securities’’ of issuers that are subject to the reporting requirements of the Securities Exchange Act of 1934 is shortened to six months. Restricted securities of issuers that are not subject to the Exchange Act reporting requirements will continue to be subject to a one-year holding period prior to any public resale.

Subsequent Events:

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It requires the disclosure of the date through which subsequent events have been evaluated as well as the basis for that date. This statement is effective prospectively for interim or annual financial periods ending after April 30, 2010.  The Company has evaluated all subsequent events through the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

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

On January 2, 2009, the Company issued 1,125,000 shares of common stock as compensation to an officer of the Company for a value of $180,000 or $0.16 per share. (note 8)

On February 5, 2010, the Company issued 4,000,000 shares of common stock as compensation to an officer of the Company for a value of $640,000 or $0.16 per share. (note 8)

From inception to April 30, 2010, a related party has also loaned the Company money in the form of loans payable totaling in $72,933.  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

10.  Earnings Per Share:

Basic earnings per share ("EPS") is computed by dividing earnings available to common shareholders by the weighted-average number of common shares outstanding for the period as required by the Financial Accounting Standards Board (FASB) under codification (FASB) No. 260-10-55, "Earnings per Share". Diluted EPS reflects the potential dilution of securities that could share in the earnings.

The following table illustrates the computation of basic and diluted EPS for the three months ended April 30, 2010. The Company had no options, warrants, or convertible securities outstanding during the period.

	For the period ended April 30, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income available to common shareholders	(648,256)	28,345,281	(0.02)

11.  INCOME TAXES:

The Company has a net operating loss carry-forward of $1,169,748 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007, 2008, 2009 and 2010 was $2,225, $17,250, $204,937, $270,426, $26,654, and $648,256, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $175,462 from inception through April 30, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$175,462
Total Deferred Tax Asset	175,462
Less valuation allowance	(175,462)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

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
Creditor

Results of Operations

 The Company did not have any operating income from inception through April 30, 2010.  For the quarter ended April 30, 2010, the registrant recognized a net loss of $648,256 and for the period from inception through April 30, 2010, the registrant recognized a net less of $1,169,748. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of April 30, 2010, we had $(15) in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At April 30, 2010, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of April 30, 2010, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: June 14, 2010	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer, Chief Financial Officer & Director