Form 10-Q
period 2010-07-31
Golden Opportunities CORP
filed 2010-09-14
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2010

or

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

The number of shares outstanding of the Registrant’s common stock as of September 14, 2010 was 28,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

July 31, 2010

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JULY 31, 2010

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
BALANCE SHEETS
As of July 31, 2010 and January 31, 2010

	7/31/2010	1/31/2010
ASSETS

CURRENT ASSETS

Cash	$580	$10

Total Current Assets	580	10

TOTAL ASSETS	$580	$10

LIABILITIES AND STOCKHOLDER'S EQUITY

CURRENT LIABILITIES

Accrued Expenses	6,400	6,047
Loans Payable	74,458	66,052

Total Current Liabilities	80,858	72,099

TOTAL LIABILITIES	80,858	72,099

STOCKHOLDER'S EQUITY

Common Stock - Par value $0.001; Authorized: 100,000,000 Issued and Outstanding: 28,570,000 and 24,570,000	28,570	24,570
Additional Paid-In Capital	1,061,934	424,833
Accumulated Deficit	(1,170,782)	(521,492)

Total Stockholder's Equity (Deficiency)	(80,278)	(72,089)

TOTAL LIABILITIES AND EQUITY (DEFICIT)	$580	$10

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF OPERATIONS
For the six months ending July 31, 2010 and 2009, and
from inception (February 2, 2005) through July 31, 2010

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	7/31/2010	7/31/2009	INCEPTION

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT OR (LOSS)	-	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	648,189	17,031	1,167,503

OPERATING NET INCOME (LOSS)	(648,189)	(17,031)	(1,167,503)

INTEREST EXPENSE	1,101	717	3,279

NET INCOME (LOSS)	(649,290)	(17,748)	(1,170,782)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(521,492)	(494,838)	-

ACCUMULATED DEFICIT, ENDING BALANCE	(1,170,782)	(512,586)	(1,170,782)

Loss per share, Basic and Diluted	$(0.023)	$(0.001)	$(0.092)

Weighted average number of common shares	28,459,503	24,570,000	12,774,496

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF OPERATIONS
For the three months ending July 31, 2010 and 2009

	3 MONTHS	3 MONTHS
	ENDING	ENDING
	7/31/2010	7/31/2009

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT OR (LOSS)	-	-

GENERAL AND ADMINISTRATIVE EXPENSES	480	8,828

OPERATING NET INCOME (LOSS)	(480)	(8,828)

INTEREST EXPENSE	554	389

NET INCOME (LOSS)	(1,034)	(9,217)

ACCUMULATED DEFICIT, BEGINNING BALANCE	(1,169,748)	(503,369)

ACCUMULATED DEFICIT, ENDING BALANCE	(1,170,782)	(512,586)

Loss per share, Basic and Diluted	$(0.000)	$(0.000)

Weighted average number of common shares	28,570,000	24,570,000

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIENCY
From inception (February 2, 2005) through July 31, 2010

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

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENT OF STOCKHOLDERS' EQUITY
From inception (February 2, 2005) through July 31, 2010
(continued)

		COMMON	PAID	ACCUM.	TOTAL
	SHARES	STOCK	IN CAPITAL	DEFICIT	EQUITY

In-kind contribution	-	-	6,275	-	6275

Capital Contribution of imputed interest on related party loan	-	-	1,644	-	1,644

Net Loss				(26,654)	(26,654)

Total, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Stock issued as compensation on February 5, 2010 at $0.16 per share	4,000,000	4,000	636,000	-	640,000

Capital Contribution of imputed interest on related party loan	-	-	1,101	-	1,101

Net Loss				(649,290)	(649,290)

Total, July 31, 2010	28,570,000	$28,570	$1,061,934	$(1,170,782)	$(80,278)

The accompanying notes are an integral part of these financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
STATEMENTS OF CASH FLOWS
For the six months ending July 31, 2010 and 2009, and
from inception (February 2, 2005) through July 31, 2010

	6 MONTHS	6 MONTHS
	ENDING	ENDING	FROM
	7/31/2010	7/31/2009	INCEPTION
CASH FLOWS FROM OPERATING ACTIVITIES

Net income (loss)	$(649,290)	$(17,748)	$(1,170,782)

In-kind Contribution	-	4,875	6,275
Interest	1,101	717	3,279
Stock issued as compensation	640,000	-	1,035,350
Increase (Decrease) in Accrued Expenses	353	(6,173)	6,400

Total adjustments to net income	641,454	(581)	1,051,304

Net cash provided by (used in) operating activities	(7,836)	(18,329)	(119,478)

CASH FLOWS FROM INVESTING ACTIVITIES

None	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Loan proceeds	8,406	18,332	74,458
Proceeds from capital contributions	-	-	100
Proceeds from stock issuance		-	45,500

Net cash flows provided by (used in) financing activities	8,406	18,332	120,058

CASH RECONCILIATION

Net increase (decrease) in cash	570	3	580
Cash - beginning balance	10	3	-

CASH BALANCE - END OF PERIOD	$580	$6	$580

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

Subsequent Events:

In May 2009, the FASB issued Statement of Financial Accounting Standard No. 165 “Subsequent Events” (“SFAS 165”), which establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or available to be issued.  It requires the disclosure of the date through which subsequent events have been evaluated as well as the basis for that date. This statement is effective prospectively for interim or annual financial periods ending after July 31, 2010.  The Company has evaluated all subsequent events through the date of this filing, and determined there are no material recognized or unrecognized subsequent events.

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

On January 2, 2009, the Company issued 1,125,000 shares of common stock as compensation to an officer of the Company for a value of $180,000 or $0.16 per share. (note 8)

On February 5, 2010, the Company issued 4,000,000 shares of common stock as compensation to an officer of the Company for a value of $640,000 or $0.16 per share. (note 8)

From inception to July 31, 2010, a related party has also loaned the Company money in the form of loans payable totaling in $74,458.  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

The following table illustrates the computation of basic and diluted EPS for the six months ended July 31, 2010. The Company had no options, warrants, or convertible securities outstanding during the period.

	For the period ended July 31, 2010
	Income	Shares	Per-Share
	(Numerator)	(Denominator)	Amount

Income available to common shareholders	(649,290)	28,459,503	(0.02)

11.      INCOME TAXES:

The Company has a net operating loss carry-forward of $1,170,782 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007, 2008, 2009 and 2010 was $2,225, $17,250, $204,937, $270,426, $26,654, and $649,290, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $175,617 from inception through July 31, 2010.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of July 31, 2010 are as follows:

Deferred tax assets:
Federal net operating loss	$175,617
Total Deferred Tax Asset	175,617
Less valuation allowance	(175,617)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks described below under “Risk Factors” in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Overview

Golden Opportunities Corporation (the “Company”), was incorporated in the state of Delaware as of February 2, 2005 as 51147, Inc., on June 10, 2008 we filed a certificate of amendment changing our name to Golden Opportunities Corporation. We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. In November 2007, we changed our business model to use the experiences of our sole executive and commenced implementing our plan as a business partner with active companies in the marketing or financial public relations market such as, assisting our clients in the process of going public and other types of fund raising activities. We also work with other companies actively engaged in the professional services market or in the sales and /or manufacture and distribution of products or services in Asia.

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

In light of the current economic situation, we continue to evaluate a number of temporary-to-permanent office locations in Hong Kong central to many businesses operating in Asia. Rent has become more competitive over last 12 months and we are looking for the most favorable situation for the Company.

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
Creditor

Results of Operations

 The Company did not have any operating income from inception through July 31, 2010.  For the quarter ended July 31, 2010, the registrant recognized a net loss of $1,034 and for the period from inception through July 31, 2010, the registrant recognized a net less of $1,170,782. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of July 31, 2010, we had $580 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At July 31, 2010, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of July 31, 2010, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: September 14, 2010	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director