Form 10-K
period 2011-01-31
Golden Opportunities CORP
filed 2011-04-27
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-153261

GOLDEN OPPORTUNITIES CORPORATION.
 (Name of small business issuer in its charter)

DELAWARE

(State or other jurisdiction of	(IRS Employer Identification
incorporation or organization)	No.)

520 S. Snowmass Circle, Superior, Colorado	80027

(Address of principal executive offices)	(Zip Code)

(303) 494-5889
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

As of April 30, 2011, the registrant had  28,570,000 shares of its common stock outstanding.

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

Services
Country	Financial PR	Company Secretary	Financial Advisory	Audit	Tax
Greater China	✓	✓	✓	✓	✓
Singapore	✓	✓	✓	✓	✓
Vietnam	✓	✓	✓	✓	✓
Thailand	✓	✓	✓	○	○
Malaysia	✓	✓	✓	○	○
The Philippines	✓	✓	✓	○	○
✓ - Services to be developed in the region with concrete plan
○ - Services to be developed when market conditions are favorable

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

ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.   MARKET FOR REGISTRANTS COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “GOOO” since October 28, 2008. However, to date our Company’s Common Stock is not traded on a daily basis.

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

On February 5, 2010, the Company issued 4,000,000 shares to its President at $0.16 for employment services through the calendar year 2009.

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

Results of Operations For the year Ended January 31, 2011 compare to the year ended January 31, 2010.

We did not have any operating income from inception through January 31, 2011. From inception through January 31, 2011, the registrant recognized a net loss of $1,190,692. Some general and administrative expenses during the year were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting, and office.

We did not have any operating income from inception (February 2, 2005) through January 31, 2011.  For the year ended January 31, 2011, the registrant recognized a net loss of $669,200.  Some general and administrative expenses from inception were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

At January 31, 2011, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

  Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the above mentioned accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on Form 10-K for the period ended January 31, 2011.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 11, 2011, the Company engaged the services of Peter Messineo, CPA, a PCAOB registered auditor,to perform audit services. The decision was approved by the Board of Directors.   The Company’s previous auditors, Gately and Associates, LLC had ceased performing audits in accordance with PCAOB, due to revocation of Gately’s registration. Prior to the revocation of Gately’s registration, there were no disagreements between the Company and its prior auditors.

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

 .
ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees
We were billed approximately $2,250 for the audit of our financial statements for the year ended January 31, 2009 on Form 10-K and the reviews included in our periodic Form 10-Q and other reports filed with the Securities and Exchange Commission.  We were billed approximately $3,600 for the audit of our year ended January 31, 2010 and the review of our financial reports on Form 10-Q for the periods ended April 30, 2010, July 31, 2010, and October 31, 2010.

Our audit for the year ended January 31, 2011 and the re-audits of our years ended January 31, 2010 and 2009 have not been billed.

Tax Fees

For the Company's fiscal year ended January 31, 2011 and 2010, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our principle auditors.

All Other Fees

For the Company's fiscal year ended January 31, 2011 and 2010, we were not billed for professional services rendered for any other fees by our principle auditors.

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

GOLDEN OPPORTUNITIES CORP.

Date: April 25, 2011	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 25, 2011	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, and Director

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2011

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Golden Opportunities Corp.:

I have audited the balance sheets of Golden Opportunities Corp. as of January 31, 2011 and 2010 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2011.  These financial statements were the responsibility of the Company’s management.  My responsibility was to express an opinion on these financial statements based on my audits.

I conducted my audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that I plan and perform the audits to obtain reasonable assurance about whether the financial statements were free of material misstatement.  The Company was not required to have, nor was I engaged to perform, an audit of its internal control over financial reporting.  My audit included consideration of internal control over financial reporting as a basis for designing audit procedures that were appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, I express no such opinion.  An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  I believe that my audit provide a reasonable basis for my opinion.

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Golden Opportunities Corp. as of January 31, 2011 and 2010, and the results of its operations and its cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2011, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As discussed in Note 3 to the financial statements, the Company has no revenues from operation, has not emerged from the development stage, has had recurring losses resulting in accumulated deficit, negative cash flows from operations and is requiring traditional financing or equity funding to commence its operating plan.  These conditions raise substantial doubt about the Company’s ability to continue as a going concern.  Further information and management’s plans in regard to this uncertainty were also described in Note 3.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Peter Messineo, CPA
Palm Harbor, Florida
April 26, 2011

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	January 31, 2011	January 31, 2010

ASSETS

CURRENT ASSETS

Cash	$68	$10

Total Current Assets	68	10

TOTAL ASSETS	$68	$10

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$6,275	$6,047
Notes payable - stockholders	92,724	66,052

Total Current Liabilities	98,999	72,099

TOTAL LIABILITIES	98,999	72,099

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
28,570,000 and 24,570,000 shares issued and outstanding, respectively	28,570	24,570

Additional paid-In capital	1,063,191	424,833
Deficit accumulated during the development stage	(1,190,692)	(521,492)

Total Stockholders' Deficit	(98,931)	(72,089)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$68	$10

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	Twelve Months	Twelve Months	February 2, 2005
	Ended	Ended	(inception) through
	January 31, 2011	January 31, 2010	January 31, 2011

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	2,780	5,399	54,529
GENERAL AND ADMINISTRATIVE EXPENSES	24,062	19,611	111,526
STOCK COMPENSATION	640,000	-	1,020,100

TOTAL OPERATING EXPENSES	666,842	25,010	1,186,155

LOSS FROM OPERATIONS	(666,842)	(25,010)	(1,186,155)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	2,358	1644	4,536

TOTAL OTHER (INCOME) EXPENSES, NET	2,358	1,644	4,536

LOSS BEFORE INCOME TAXES	(669,200)	(26,654)	(1,190,691)

INCOME TAXES	-	-	-

NET LOSS	$(669,200)	$(26,654)	$(1,190,691)

Net Loss Per Common Share - basic & diluted	$(0.02)	$(0.00)	$(0.08)

Weighted Average Common Shares Outstanding:
- basic & diluted	28,515,200	24,570,000	14,103,183

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through January 31, 2011

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Shares issued on acceptance of
incorporation expenses upon formation	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Shares issued on acceptance of expenses
paid on July 30, 2006	275,000	275	2475		2,750

Shares issued on acceptance of expenses
paid on August 15, 2006	1,250,000	1,250	11,250		12,500

Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Capital contribution			100		100

Shares issued as compensation at $0.001
per share on November 1, 2007	20,000,000	20,000	180,000		200,000

Shares issued for cash at $0.025 per
share on November 13, 2007	1,000,000	1,000	24,000		25,000

Shares issued for cash at $0.025 per
share on November 23, 2007	600,000	600	14,400		15,000

Shares issued for cash at $0.025 per
share on November 29, 2007	180,000	180	4,320		4,500

Shares issued for cash at $0.025 per
share on January 22, 2008	40,000	40	960		1,000

Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16
per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through January 31, 2011
(Continued)

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16
per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	$28,570	$1,063,191	$(1,190,692)	$(98,931)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from
	Twelve Months	Twelve Months	February 2, 2005
	Ended	Ended	(inception) through
	January 31, 2011	January 31, 2010	January 31, 2011

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(669,200)	$(26,654)	$(1,190,691)
Adjustments to reconcile net loss to net cash
used in operating activities
Interest contribution	2,358	1,644	4,536
Other expenses contribution	-	6,275	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	640,000	-	1,020,100
Changes in operating assets and liabilities:
Accrued expenses	228	(7,756)	6,275

Net cash used in operating activities	(26,614)	(26,491)	(138,255)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	26,672	26,498	92,723
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	26,672	26,498	138,323

NET CHANGE IN CASH	58	7	68

CASH BALANCE AT BEGINNING OF PERIOD	10	3	-

CASH BALANCE AT END OF PERIOD	$68	$10	$68

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The Company’s financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at January 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended January 31, 2011 and 2010 or for the period from February2, 2005 (inception) through January 31, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the periods ended January 31, 2011 and 2010, or for the period from February 2, 2005 (inception) through January 31, 2011.

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

The Company issues restricted stock to for various services. Cost for these transactions are measured at the fair value of the consideration received or the fair value of the equity instruments issued, whichever is more reliably measurable. The value of the common stock is measured at the earlier of (i) the date at which a firm commitment for performance by the counterparty to earn the equity instruments is reached or (ii) the date at which the counterparty's performance is complete. The Company recognized compensation expenses and a corresponding increase to additional paid-in-capital related to stock issued for services. Stock compensation for the periods presented were issued for past services provided, accordingly, all shares issued are fully vested, and there is no unrecognized compensation associated with these transactions.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,190,692 at January 31, 2011, a net loss of $669,200 and cash used in operations of $26,614 for the year then ended, with no revenues earned during the period.

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

From inception to January 31, 2011, a related party has also loaned the Company money in the form of loans payable totaling in $92,723 ( $66,052 as of January 31, 2010).  The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

NOTE 6 – INCOME TAXES

The Company has a net operating loss carry-forward of $1,190,691 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007, 2008, 2009 and 2010 was $2,225, $17,250, $204,937, $270,426, $26,654, and $669,200, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $178,604 from inception through January 31, 2011.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2011 are as follows:

Deferred tax assets:
Federal net operating loss	$178,604
Total Deferred Tax Asset	178,604
Less valuation allowance	(178,604)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%

Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

NOTE 8 – RECENT ACCOUNTING PRONOUNCEMENTS

In June 2009, the FASB issued new accounting guidance that established the FASB Accounting Standards Codification (“Codification”), as the single source of authoritative GAAP to be applied by nongovernmental entities, except for the rules and interpretive releases of the SEC under authority of federal securities laws, which are sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. This new guidance became effective for interim and annual periods ending after September 15, 2009. Other than the manner in which new accounting guidance is referenced, the Codification did not have an effect on the Company’s financial statements.

In January 2010, the FASB issued ASU No. 2010-06 regarding fair value measurements and disclosures and improvement in the disclosure about fair value measurements. This ASU requires additional disclosures regarding significant transfers in and out of Levels 1 and 2 of fair value measurements, including a description of the reasons for the transfers.  Further, this ASU requires additional disclosures for the activity in Level 3 fair value measurements, requiring presentation of information about purchases, sales, issuances, and settlements in the reconciliation for fair value measurements. This ASU is effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. We are currently evaluating the impact of this ASU; however, we do not expect the adoption of this ASU to have a material impact on our financial statements.

In February 2010, the FASB issued ASU No. 2010-09 regarding subsequent events and amendments to certain recognition and disclosure requirements. Under this ASU, a public company that is a SEC filer, as defined, is not required to disclose the date through which subsequent events have been evaluated. This ASU is effective upon the issuance of this ASU. The adoption of this ASU did not have a material impact on our financial statements.

In April 2010, the FASB issued ASU No. 2010-18 regarding improving comparability by eliminating diversity in practice about the treatment of modifications of loans accounted for within pools under Subtopic 310-30 – Receivable – Loans and Debt Securities Acquired with Deteriorated Credit Quality (“Subtopic 310-30”). Furthermore, the amendments clarify guidance about maintaining the integrity of a pool as the unit of accounting for acquired loans with credit deterioration.  Loans accounted for individually under Subtopic 310-30 continue to be subject to the troubled debt restructuring accounting provisions within Subtopic 310-40, Receivables—Troubled Debt Restructurings by Creditors. The amendments in this Update are effective for modifications of loans accounted for within pools under Subtopic 310-30 occurring in the first interim or annual period ending on or after July 15, 2010. The amendments are to be applied prospectively. The impact of this ASU did not have a material impact on our financial statements.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.