Form 10-Q
period 2011-04-30
Golden Opportunities CORP
filed 2011-05-31
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of May 30, 2011 was 28,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

April 30, 2011

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	April 30, 2011	January 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$2,184	$68

Total Current Assets	2,184	68

TOTAL ASSETS	$2,184	$68

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$8,421	$6,275
Notes payable - stockholders	99,335	92,724

Total Current Liabilities	107,756	98,999

TOTAL LIABILITIES	107,756	98,999

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized; 28,570,000 and 28,570,000 shares issued and outstanding, respectively	28,570	28,570

Additional paid-In capital	1,063,886	1,063,191
Deficit accumulated during the development stage	(1,198,028)	(1,190,692)

Total Stockholders' Deficit	(105,572)	(98,931)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,184	$68

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	Three Months	Three Months	February 2, 2005
	Ended	Ended	(inception) through
	April 30, 2011	April 30, 2010	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	2,146	1,291	56,675
GENERAL AND ADMINISTRATIVE EXPENSES	4,495	6,418	116,022
STOCK COMPENSATION	-	640,000	1,020,100

TOTAL OPERATING EXPENSES	6,641	647,709	1,192,797

LOSS FROM OPERATIONS	(6,641)	(647,709)	(1,192,797)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	695	547	5,231

TOTAL OTHER (INCOME) EXPENSES, NET	695	547	5,231

LOSS BEFORE INCOME TAXES	(7,336)	(648,256)	(1,198,028)

INCOME TAXES	-	-	-

NET LOSS	$(7,336)	$(648,256)	$(1,198,028)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.02)	$(0.08)

Weighted Average Common Shares Outstanding:
- basic & diluted	28,570,000	28,345,200	14,666,696

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through April 30, 2011

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

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through April 30, 2011
(Continued)

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			695		695

Net Loss (unaudited)				(7,336)	(7,336)

Balance, April 30, 2011	28,570,000	$28,570	$1,063,886	$(1,198,028)	$(105,572)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from
	Three Months	ThreeMonths	February 2, 2005
	Ended	Ended	(inception) through
	April 30, 2011	April 30, 2010	April 30, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(7,336)	$(648,256)	$(1,198,028)
Adjustments to reconcile net loss to net cash used in operating activities
Interest contribution	695	547	5,231
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	-	640,000	1,020,100
Changes in operating assets and liabilities:
Accrued expenses	2,146	803	8,421

Net cash used in operating activities	(4,495)	(6,906)	(142,751)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	6,611	6,881	99,335
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	6,611	6,881	144,935

NET CHANGE IN CASH	2,116	(25)	2,184

CASH BALANCE AT BEGINNING OF PERIOD	68	10	-

CASH BALANCE AT END OF PERIOD	$2,184	$(15)	$2,184

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2011

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the three month periods ended April 30, 2011 and 2010 and from February 2, 2005 (date of inception) through April 30, 2011; (b) the financial position at April 30, 2011; and (c) cash flows for the three month periods ended April 30, 2011 and 2010 and from February 2, 2005 (date of inception) through April 30, 2011, have been made.

Certain reclassifications have been made to prior period information presented for the purpose of comparison.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at April 30, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended April 30, 2011 and 2010 or for the period from February2, 2005 (inception) through April 30, 2011.

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

Net loss per common share

Net loss per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding during the period.  Diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock and potentially dilutive outstanding shares of common stock during each period. There were no potentially dilutive shares outstanding for the periods ended April 30, 2011 and 2010, or for the period from February 2, 2005 (inception) through April 30, 2011.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,198,027 at April 30, 2011, a net loss of $7,336 and cash used in operations of $4,495 for the three months period then ended, with no revenues earned during the period.

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

The Company's shareholders fund The Company's activities while The Company takes steps to locate and negotiate with a business entity for combination; however, there can be no assurance these activities will be successful.  There is no agreement or commitment from the shareholders to continue funding the operations.

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

From inception to April 30, 2011, a related party has also loaned the Company money in the form of loans payable totaling in $99,335. The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In December 2010, the FASB issued ASU 2010-28, “Intangibles — Goodwill and Other (Topic 350): When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.”  For reporting units with zero or negative carrying amounts, if it is more likely than not that a goodwill impairment exists, ASU 2010-28 requires performance of an additional test to determine whether goodwill has been impaired and to calculate the amount of impairment. In determining whether it is more likely than not that goodwill impairment exists, an entity should consider whether there are any adverse qualitative factors indicating that impairment may exist.  ASU 2010-28 is effective for fiscal years and interim periods within those years beginning after December 15, 2010.  The Company adopted ASU 2009-28 in the first quarter of 2011 and the impact of adopting ASU 2010-28 will not be known until evaluations for goodwill impairment are performed at our annual impairment testing date or more frequently if indicators of potential impairment exist.

In December 2010, the FASB issued ASU 2010-29, “Business Combinations (Topic 805): Disclosure of Supplementary Pro Forma Information for Business Combinations.  ASU 2010-29 specifies that for material business combinations when comparative financial statements are presented, revenue and earnings of the combined entity should be disclosed as though the business combination had occurred as of the beginning of the comparable prior annual reporting period.  ASU 2010-29 also expands the supplemental pro forma disclosures to include a description of the nature and amount of material, nonrecurring pro forma adjustments directly attributable to the business combination included in the reported pro forma revenue and earnings. ASU 2010-29 is effective prospectively for business combinations with an acquisition date on or after the beginning of the first annual reporting period after December 15, 2010.  The Company adopted this standard in 2011, and noted it had no impact on its disclosures through April 30, 2011.

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

The world-wide impact of the economic recession of 2009 and continuing through 2011 has delayed the execution of our business plan. However, we continue to seek out the best potential opportunity for the shareholders. While we will not need to merge or acquire companies we will remain open to any sound business combination to achieve success. We intend to establish our initial offices in Hong Kong (SAR), China, or Shenzhen, China—and expand into emerging markets in Asia.

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
Creditor

Results of Operations

The Company did not have any operating income from inception through April 30, 2011.  For the quarter ended April 30, 2011, the registrant recognized a net loss of $7,336 and for the period from inception through April 30, 2011, the registrant recognized a net less of $1,198,028. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of April 30, 2011, we had $2,184 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At April 30, 2011, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (FASB) issued SFAS No. 160, “Non-controlling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”.  This statement improves the relevance, comparability, and transparency of the financial information that a reporting entity provides in its consolidated financial statements by establishing accounting and reporting standards that require; the ownership interests in subsidiaries held by parties other than the parent and the amount of consolidated net income attributable to the parent and to the non-controlling interest be clearly identified and presented on the face of the consolidated statement of income, changes in a parent’s ownership interest while the parent retains its controlling financial interest in its subsidiary be accounted for consistently, when a subsidiary is deconsolidated, any retained non-controlling equity investment in the former subsidiary be initially measured at fair value, entities provide sufficient disclosures that clearly identify and distinguish between the interests of the parent and the interests of the non-controlling owners.  SFAS No. 160 affects those entities that have an outstanding non-controlling interest in one or more subsidiaries or that deconsolidate a subsidiary.  SFAS No. 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Early adoption is prohibited. The adoption of this statement is not expected to have a material effect on the Company's financial statements.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: May 30, 2011	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director