Form 10-Q
period 2011-07-31
Golden Opportunities CORP
filed 2011-09-14
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended July 31, 2011

or

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

The number of shares outstanding of the Registrant’s common stock as of July 31, 2011 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

July 31, 2011

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	(Unaudited)	(Audited)

ASSETS
CURRENT ASSETS
Cash	$45	$68
Total Current Assets	45	68

TOTAL ASSETS	$45	$68

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$6,275	$6,275
Notes payable - stockholders	106,536	92,724
Total Current Liabilities	112,811	98,999

TOTAL LIABILITIES	112,811	98,999

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001; 100,000,000 shares authorized; 33,570,000 and 28,570,000 shares issued and outstanding, respectively	33,570	28,570
Additional paid-In capital	1,559,781	1,063,191
Deficit accumulated during the development stage	(1,706,117)	(1,190,692)
Total Stockholders' Deficit	(112,766)	(98,931)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45	$68

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

					Period from
	Three Months Ended		Six Months Ended		February 2, 2005
					(inception) through
	July 31, 2011	July 31, 2010	July 31, 2011	July 31, 2010	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-	$-	$-
COST OF SERVICES	-	-	-	-	-
GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:
PROFESSIONAL FEES	1,058	468	3,204	1,759	57,733
GENERAL AND ADMINISTRATIVE	6,309	12	10,804	6,431	122,331
STOCK COMPENSATION	500,000	-	500,000	640,000	1,520,100

TOTAL OPERATING EXPENSES	507,367	480	514,008	648,190	1,700,164

LOSS FROM OPERATIONS	(507,367)	(480)	(514,008)	(648,190)	(1,700,164)

OTHER (INCOME) EXPENSES
INTEREST EXPENSE - STOCKHOLDER	722	554	1,417	1101	5,953

TOTAL OTHER (INCOME) EXPENSES, NET	722	(1,034)	1,417	1,101	5,953

LOSS BEFORE INCOME TAXES	(508,089)	(1,034)	(515,425)	(649,291)	(1,706,117)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(508,089)	$(1,034)	$(515,425)	$(649,291)	$(1,706,117)

Net Loss Per Common Share - basic & diluted	$(0.02)	$(0.00)	$(0.02)	$(0.02)	$(0.11)

Weighted Average Common Shares Outstanding: - basic & diluted	30,255,000	28,570,000	29,426,500	28,459,600	15,272,414

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through July 31, 2011

				Deficit accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Shares issued on acceptance of incorporation expenses upon formation	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Shares issued on acceptance of expenses paid on July 30, 2006	275,000	275	2475		2,750

Shares issued on acceptance of expenses paid on August 15, 2006	1,250,000	1,250	11,250		12,500

Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Capital contribution			100		100

Shares issued as compensation at $0.001 per share on November 1, 2007	20,000,000	20,000	180,000		200,000

Shares issued for cash at $0.025 per share on November 13, 2007	1,000,000	1,000	24,000		25,000

Shares issued for cash at $0.025 per share on November 23, 2007	600,000	600	14,400		15,000

Shares issued for cash at $0.025 per share on November 29, 2007	180,000	180	4,320		4,500

Shares issued for cash at $0.025 per share on January 22, 2008	40,000	40	960		1,000

Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			1,417		1,417

Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at $0.10 per share on July 30, 2011			173		173

Net Loss (unaudited)				(515,425)	(515,425)

Balance, July 31, 2011	33,570,000	$33,570	$1,559,781	$(1,706,117)	$(112,766)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

			Period from
			February 2, 2005
	Six Months Ended		(inception) through
	July 31, 2011	July 31, 2010	July 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(515,425)	$(649,291)	$(1,706,117)
Adjustments to reconcile net loss to net cash used in operating activities
Interest contribution	1,417	1,101	5,953
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	500,000	640,000	1,520,100
Stock options issued for compensation	173	-	173
Changes in operating assets and liabilities:
Accrued expenses	-	353	6,275

Net cash used in operating activities	(13,835)	(7,837)	(152,091)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholder	13,812	8,406	106,536
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	13,812	8,406	152,136

NET CHANGE IN CASH	(23)	569	45

CASH BALANCE AT BEGINNING OF PERIOD	68	10	-

CASH BALANCE AT END OF PERIOD	$45	$579	$45

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
July 31, 2011

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the six and three month periods ended July 31, 2011 and 2010 and from February 2, 2005 (date of inception) through July 31, 2011; (b) the financial position at July 31, 2011; and (c) cash flows for the six month periods ended July 31, 2011 and 2010 and from February 2, 2005 (date of inception) through July 31, 2011, have been made.

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

The Company does not have any assets or liabilities measured at fair value on a recurring or a non-recurring basis, consequently, the Company did not have any fair value adjustments for assets and liabilities measured at fair value at July 31, 2011, nor gains or losses are reported in the statement of operations that are attributable to the change in unrealized gains or losses relating to those assets and liabilities still held at the reporting date for the periods ended July 31, 2011 and 2010 or for the period from February 2, 2005 (inception) through July 31, 2011.

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

Net loss per common share

Net income (loss) per common share is computed pursuant to section 260-10-45 of the FASB Accounting Standards Codification.  Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.
The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through July 31, 2011 as they were anti-dilutive:
Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through July 31, 2011

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring eight (8) years from the date of issuance	8,000,000

Total potentially outstanding dilutive shares	8,000,000

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

Common Stock Recorded as Compensation

The Company accounts for its stock based compensation in which the Company obtains employee services in share-based payment transactions under the recognition and measurement principles of the fair value recognition provisions of section 718-10-30 of the FASB Accounting Standards Codification. Pursuant to paragraph 718-10-30-6 of the FASB Accounting Standards Codification, all transactions in which goods or services are the consideration received for the issuance of equity instruments are accounted for based on the fair value of the consideration received or the fair value of the equity instrument issued, whichever is more reliably measurable.  The measurement date used to determine the fair value of the equity instruments issued is the earlier of the date on which the performance is complete or the date on which it is probable that performance will occur.
The fair value of share options or similar instrument awards is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:
☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company will use historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a thinly traded public entity.

☐
Expected volatility of the entity’s shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company’s current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

The Company’s policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,706,117 at July 31, 2011, a net loss of $515,425 and cash used in operations of $13,835 for the six months period then ended, with no revenues earned during the period.

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

On June 30, 2011, the Company issued 5,000,000 shares of common stock as compensation to an officer of the Company for a value of $500,000 or $0.10 per share.

From inception to July 31, 2011, a related party has also loaned the Company money in the form of loans payable totaling in $106,536. The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

NOTE 5 – STOCKHOLDERS’ EQUITY

Issuance of preferred stock
Preferred stock includes 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Issuance of common stock
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

On June 30, 2011, the Company issued 5,000,000 shares of common stock as compensation to an officer of the Company for a value of $500,000 or $0.10 per share.

Stock options
On July 30, 2011, the Company issued an option to purchase 8,000,000 common shares to an officer of the Company in consideration for services at $0.10 per share valued at nil on the date of grant as compensation.
The fair value of the option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 30, 2011
Expected option life (year)	8
Expected volatility	58.62%*
Expected dividends	0.00%
Risk-free rate(s)	2.32%

* As a thinly traded public entity, it is not practicable for it to estimate the expected volatility of its share price. The Company selected two (2) comparable companies to calculate the expected volatility.  The Company calculated two (2) comparable companies’ historical volatility over the expect life of the share options of eight (8) years and averaged the two (2) comparable companies’ historical volatility as its expected volatility.

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. As of July 31, 2011, $173 was recognized as compensation cost for stock options issued.
The table below summarizes the Company’s stock option activities through July 31, 2011:
	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-
Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, July 31, 2011	8,000,000	$0.10	$0.10	$504,024	$-
Vested and exercisable, July 31, 2011	0	$0.10	$0.10	0	$-
Unvested, July 31, 2011	8,000,000	$0.10	$0.10	$504,024	$-

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

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
Creditor

Results of Operations

 The Company did not have any operating income from inception through July 31, 2011.  For the three and six months ended July 31, 2011 and 2010, the registrant recognized a net loss of $508,089, 7,452, 515,425, and 649,291, respectively, and for the period from inception through July 31, 2011, the registrant recognized a net loss of $1,706,117. Some general and administrative expenses during the quarter were accrued. Expenses for the quarter were comprised of costs mainly associated with travel, legal and accounting. During the six months ended July 31, 2011 and 2010, stock based compensation was recognized in the amount of $500,000 and $640,000, respectively.

Capital Resources and Liquidity

At July 31, 2011, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), within 90 days of the filing date of this report. In designing and evaluating the Company’s disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company’s chief executive officer and chief financial officer concluded that as of July 31, 2011, the Company’s disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company’s chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: September 12, 2011	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director