Form 10-Q/A
period 2011-07-31
Golden Opportunities CORP
filed 2011-09-20
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q /A
(Amendment No 1)

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

The number of shares outstanding of the Registrant's common stock as of July 31, 2011 was 33,570,000 shares of common stock.

EXPLANATORY NOTE

The sole purpose of this Amendment No. 1 to Golden Opportunities Corp. Quarterly Report on Form 10-Q for the quarterly period ended July 31, 2011, filed with the Securities and Exchange Commission on September 14, 2011 (the “Form 10-Q”), is to furnish Exhibit 101 in accordance with Rule 405 of Regulation S-T.  Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q.  This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date and does not modify or update in any way disclosures made in the original Form 10-Q.

Pursuant to Rule 406T of Regulation S-T, the interactive data files on Exhibit 101 hereto are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, are deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise are not subject to liability under those sections.

GOLDEN OPPORTUNITIES CORPORATION
FORM 10-Q
July 31, 2011

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	July 31, 2011	January 31, 2011
	(Unaudited)	(Audited)
ASSETS
CURRENT ASSETS
Cash	$45	$68
Total Current Assets	45	68

TOTAL ASSETS	$45	$68

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$6,275	$6,275
Notes payable - stockholders	106,536	92,724
Total Current Liabilities	112,811	98,999

TOTAL LIABILITIES	112,811	98,999

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001; 100,000,000 shares authorized; 33,570,000 and 28,570,000 shares issued and outstanding, respectively	33,570	28,570
Additional paid-In capital	1,559,781	1,063,191
Deficit accumulated during the development stage	(1,706,117)	(1,190,692)
Total Stockholders' Deficit	(112,766)	(98,931)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$45	$68

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

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
(unaudited)
July 31, 2011

NOTE 1 - ORGANIZATION

Golden Opportunities Corporation (the "Company"), formally known as 51147, Inc. was incorporated in the state of Delaware as of February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a business entity for the combination of that target company with The Company. The Company currently will leverage the talents of its sole executive and will implement its Plan as a business partner with an active company in the Services, Manufacturing, Financial or Public Relations market, i.e. assisting clients in their IPO and other types of fund raising activities (the "Affiliated Partner(s)").

In doing so, the Company will not need to merge into nor will it be required to acquire clients or services in order to engage in active business. The Company will establish its initial offices in Hong Kong and/or Shenzhen, China-expand into emerging markets in Asia.

The comprehensive scope of the Company's professional services (the "Plan of Operations") will include:

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

Michael Zahorik is the sole officer and director, and has an operational background in the legal, securities, financial and corporate industries. Mr. Zahorik has been actively consulting in Asia since 1989 and is managing director of Zahorik Professional Group. Mr. Zahorik has extensive knowledge, contacts and a professional network in the corporate and financial services industry within Hong Kong, Mainland China and other emerging markets, including, Macau, Malaysia, Philippines, Singapore, Thailand and Vietnam (collectively, but not exclusively, the "Emerging Markets").

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

NOTE 2 - SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The Company's financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP").

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification ("Paragraph 820-10-35-37") to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (U.S. GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

The carrying amounts of the Company's financial assets and liabilities, such as cash and accrued expenses, approximate their fair values because of the short maturity of these instruments.

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

The Company adopted section 740-10-25 of the FASB Accounting Standards Codification ("Section 740-10-25"). Section 740-10-25 addresses the determination of whether tax benefits claimed or expected to be claimed on a tax return should be recorded in the financial statements.  Under Section 740-10-25, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position.  The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than fifty percent (50%) likelihood of being realized upon ultimate settlement.  Section 740-10-25 also provides guidance on de-recognition, classification, interest and penalties on income taxes, accounting in interim periods and requires increased disclosures.  The Company had no material adjustments to its liabilities for unrecognized income tax benefits according to the provisions of Section 740-10-25.

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

Cash flows reporting

The Company adopted paragraph 230-10-45-24 of the FASB Accounting Standards Codification for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by paragraph 230-10-45-25 of the FASB Accounting Standards Codification to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments.  The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period pursuant to paragraph 830-230-45-1 of the FASB Accounting Standards Codification.

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

The fair value of share options or similar instrument awards is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

☐
Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments.  The Company will use historical data to estimate employee termination behavior.  The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a thinly traded public entity.

☐
Expected volatility of the entity's shares and the method used to estimate it.  An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility.  A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility.  If shares of a company are thinly traded the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

☐
Expected dividends.  An entity that uses a method that employs different dividend rates during the contractual term shall disclose the range of expected dividends used and the weighted-average expected dividends.  The expected dividend yield is based on the Company's current dividend yield as the best estimate of projected dividend yield for periods within the expected contractual life of the option.

☐
Risk-free rate(s). An entity that uses a method that employs different risk-free rates shall disclose the range of risk-free rates used.  The risk-free interest rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods within the contractual life of the option.

The Company's policy is to recognize compensation cost for awards with only service conditions and a graded vesting schedule on a straight-line basis over the requisite service period for the entire award.

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

NOTE 3 - GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,706,117 at July 31, 2011, a net loss of $515,425 and cash used in operations of $13,835 for the six months period then ended, with no revenues earned during the period.

While the Company is attempting to commence operations and produce revenues, the Company's cash position may not be significant enough to support the Company's daily operations. Management intends to raise additional funds by way of a public or private offering. Management believes that the actions presently being taken to further implement its business plan and generate revenues provide the opportunity for the Company to continue as a going concern. While the Company believes in the viability of its strategy to increase revenues and in its ability to raise additional funds, there can be no assurances to that effect. The ability of the Company to continue as a going concern is dependent upon the Company's ability to further implement its business plan and generate revenues.

The financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

NOTE 4 - RELATED PARTY TRANSACTIONS

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

NOTE 5 - STOCKHOLDERS- EQUITY

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

On November 13, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $25,000 in the issuance of 1,000,000 shares of common stock at $0.025 per share.  The Company's management considers this offering to be exempt under the Securities Act of 1933.

On November 23, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $14,500 in the issuance of 600,000 shares of common stock at $0.025 per share.  The Company's management considers this offering to be exempt under the Securities Act of 1933.

On November 29, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $4,500 in the issuance of 180,000 shares of common stock at $0.025 per share.  The Company's management considers this offering to be exempt under the Securities Act of 1933.

On January 22, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $1,000 in the issuance of 40,000 shares of common stock at $0.025 per share.  The Company's management considers this offering to be exempt under the Securities Act of 1933.

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

* As a thinly traded public entity, it is not practicable for it to estimate the expected volatility of its share price. The Company selected two (2) comparable companies to calculate the expected volatility.  The Company calculated two (2) comparable companies' historical volatility over the expect life of the share options of eight (8) years and averaged the two (2) comparable companies' historical volatility as its expected volatility.

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. As of July 31, 2011, $173 was recognized as compensation cost for stock options issued.

The table below summarizes the Company's stock option activities through July 31, 2011:

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

NOTE 6 - RECENT ACCOUNTING PRONOUNCEMENTS

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards CodificationTM ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

NOTE 7 - SUBSEQUENT EVENTS
The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

 This Form 10-Q may contain "forward-looking statements". These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company's market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as "may", "will", "could", "should", "would", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue" and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks described below under "Risk Factors" in Part II, Item 1A. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Overview

Golden Opportunities Corporation (the "Company"), was incorporated in the state of Delaware as of February 2, 2005 as 51147, Inc., on June 10, 2008 we filed a certificate of amendment changing our name to Golden Opportunities Corporation. We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. In November 2007, we changed our business model to use the experiences of our sole executive and commenced implementing our plan as a business partner with active companies in the marketing or financial public relations market such as, assisting our clients in the process of going public and other types of fund raising activities. We also work with other companies actively engaged in the professional services market or in the sales and /or manufacture and distribution of products or services in Asia.

The world-wide impact of the economic recession of 2009 and continuing through 2011 has delayed the execution of our business plan. However, we continue to seek out the best potential opportunity for the shareholders. While we will not need to merge or acquire companies we will remain open to any sound business combination to achieve success. We intend to establish our initial offices in Hong Kong (SAR), China, or Shenzhen, China-and expand into emerging markets in Asia.

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

Michael Zahorik is the sole officer and director, and has an operational background in the legal, securities, financial and corporate industries. Mr. Zahorik has been actively consulting in Asia since 1989 and is managing director of Zahorik Professional Group. Mr. Zahorik has extensive knowledge, contacts and a professional network in the corporate and financial services industry within Hong Kong, Mainland China and other emerging markets, including, Macau, Malaysia, Philippines, Singapore, Thailand and Vietnam (collectively, but not exclusively, the "Emerging Markets").

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

Critical Accounting Policies

Our financial statements and related public financial information are based on the application of accounting principles generally accepted in the United States ("GAAP"). GAAP requires the use of estimates; assumptions, judgments and subjective interpretations of accounting principles that have an impact on the assets, liabilities, revenues and expense amounts reported. These estimates can also affect supplemental information contained in our external disclosures including information regarding contingencies, risk and financial condition. We believe our use of estimates and underlying accounting assumptions adhere to GAAP and are consistently and conservatively applied. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results may differ materially from these estimates under different assumptions or conditions. We continue to monitor significant estimates made during the preparation of our financial statements.

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification' ("ASC") is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company's present or future financial statements.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities" (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates.  The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, we conducted an evaluation of our disclosure controls and procedures, as such term is defined under Rule 13a-14(c) promulgated under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), within 90 days of the filing date of this report. In designing and evaluating the Company's disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and management necessarily applied its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, the Company's chief executive officer and chief financial officer concluded that as of July 31, 2011, the Company's disclosure controls and procedures were (1) designed to ensure that material information relating to the Company, including its consolidated subsidiaries, is made known to the Company's chief executive officer and chief financial officer by others within those entities, particularly during the period in which this report was being prepared and (2) effective, in that they provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms.

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

PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company

ITEM 1A. RISK FACTORS

No applicable for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

** XBRL (Extensible Business Reporting Language) information is furnished and not filed or a part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

GOLDEN OPPORTUNITIES CORPORATION

Date: September 16, 2011	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director