Form 10-K/A
period 2011-01-31
Golden Opportunities CORP
filed 2011-11-10
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/ A

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2011

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-153261

GOLDEN OPPORTUNITIES CORPORATION
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

Documents Incorporated by Reference : None.

Explanatory Note:

This Form 10-K/A is being filed to correct the disclosure under Part II - Item 9A - Controls and Procedures and to correct the certifications filed as Exhibit 31.1.

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

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures designed to provide reasonable assurance that information required to be disclosed in reports filed under the Securities Exchange Act of 1934, as amended (Exchange Act) is recorded, processed, summarized and reported within the specified time periods and accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our management, with the participation of our Chief Executive Officer and Principle Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at January 31, 2011. Based on these evaluations, our CEO and PAO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were not effective as of January 31, 2011.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining effective internal control over financial reporting. This system is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with U.S. GAAP.

Our internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of consolidated financial statements in accordance with U.S. GAAP, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Our management performed an assessment of the effectiveness of our internal control over financial reporting at January 31, 2011, utilizing the criteria discussed in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 31, 2011.

Based on management’s assessment, we have concluded that our internal control over financial reporting was not effective at January 31, 2011.

Changes in internal controls

Our original submission of our annual report, Form 10-K omitted management’s report on internal control over financial reporting and had some non-standard wording on the certifications by the officers.  While management does not believe that these omissions constitute a significant deficiency or a material weakness, we do admit that our controls over financial reporting were not effective.  The personnel involved have reviewed the relevant sections of Regulation S-K and believe that our controls over financial reporting will be effective for our next annual report.

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

GOLDEN OPPORTUNITIES CORP.

Date: October 31, 2011	By:	/s/ MichaelA. Zahorik
Michael A. Zahorik, Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: October 31, 2011	By:	/s/ Michael A. Zahorik
Michael A. Zahorik,
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