Form 10-Q
period 2011-10-31
Golden Opportunities CORP
filed 2011-12-15
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2011

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to_______

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

The number of shares outstanding of the Registrant’s common stock as of December 15, 2011 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

October 31, 2011

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	October 31, 2011	January 31, 2011
	(Unaudited)	(Audited)

ASSETS

CURRENT ASSETS

Cash	$230.00	$68.00

Total Current Assets	$230.00	$68.00

TOTAL ASSETS	$230.00	$68.00

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$6,275	$6,275
Notes payable - stockholders	113,502	92,724

Total Current Liabilities	119,777	98,999

TOTAL LIABILITIES	119,777	98,999

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 28,570,000 shares issued and outstanding, respectively	33,570	28,570
Additional paid-In capital	1,576,388	1,063,191
Deficit accumulated during the development stage	(1,729,505)	(1,190,692)

Total Stockholders' Deficit	(119,547)	(98,931)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$230	$68

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	For the Period from February 2, 2005(inception)
	Ended	Ended	through
	October 31, 2011	October 31, 2010	October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	4,960	2,166	59,489
GENERAL AND ADMINISTRATIVE EXPENSES	31,709	6,438	143,236
STOCK COMPENSATION	500,000	640,000	1,520,100

TOTAL OPERATING EXPENSES	536,669	648,604	1,722,825

LOSS FROM OPERATIONS	(536,669)	(648,604)	(1,722,825)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	2,144	1663	6,680

TOTAL OTHER (INCOME) EXPENSES, NET	2,144	1,663	6,680

LOSS BEFORE INCOME TAXES	(538,813)	(650,267)	(1,729,505)

INCOME TAXES	-	-	-

NET LOSS	$(538,813)	$(650,267)	$(1,729,505)

Net Loss Per Common Share - basic & diluted	$(0.017)	$(0.023)	$(0.108)

Weighted Average Common Shares Outstanding:
- basic & diluted	30,822,500	28,496,800	15,956,096

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	October 31, 2011	October 31, 2010
	(Unaudited)	(Unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	1,756	407
GENERAL AND ADMINISTRATIVE EXPENSES	20,905	7
STOCK COMPENSATION	-	-

TOTAL OPERATING EXPENSES	22,661	414

LOSS FROM OPERATIONS	(22,661)	(414)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	727	562
OTHER EXPENSE	-	-

TOTAL OTHER (INCOME) EXPENSES, NET	727	562

LOSS BEFORE INCOME TAXES	(23,388)	(976)

INCOME TAXES	-	-

NET LOSS	$(23,388)	$(976)

Net Loss Per Common Share - basic & diluted	$(0.001)	$(0.000)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	28,570,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through October 31, 2011

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16
per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16
per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,144		2,144

Shares issued as compensation at $0.10
per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at
$0.10 per share on July 30, 2011			16,053		16,053

Net Loss (unaudited)				(538,813)	(538,813)

Balance, October 31, 2011	33,570,000	$33,570	$1,576,388	$(1,729,505)	$(119,547)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

	Nine Months	Nine Months	For the Period from February 2, 2005(inception)
	Ended	Ended	through
	October 31, 2011	October 31, 2010	October 31, 2011
	(Unaudited)	(Unaudited)	(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(538,813)	$(650,267)	$(1,729,505)
Adjustments to reconcile net loss to net cash used in operating activities
Interest contribution	2,144	1,663	6,680
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	500,000	640,000	1,520,100
Stock options issued for compensation	16,053	-	16,053
Changes in operating assets and liabilities:
Accrued expenses	-	203	6,275

Net cash used in operating activities	(20,616)	(8,401)	(158,872)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	20,778	8,856	113,502
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	20,778	8,856	159,102

NET CHANGE IN CASH	162	455	230

CASH BALANCE AT BEGINNING OF PERIOD	68	10	-

CASH BALANCE AT END OF PERIOD	$230	$465	$230

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2011

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

In the opinion of management, all adjustments consisting of normal recurring adjustments necessary for a fair statement of (a) the result of operations for the nine and three month periods ended October 31, 2011 and 2010 and from February 2, 2005 (date of inception) through October 31, 2011; (b) the financial position at October 31, 2011; and (c) cash flows for the nine month periods ended October 31, 2011 and 2010 and from February 2, 2005 (date of inception) through October 31, 2011, have been made.

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

Fair value of financial instruments

The Company follows paragraph 825-10-50-10 of the FASB Accounting Standards Codification for disclosures about fair value of its financial instruments and paragraph 820-10-35-37 of the FASB Accounting Standards Codification (“Paragraph 820-10-35-37”) to measure the fair value of its financial instruments. Paragraph 820-10-35-37 establishes a framework for measuring fair value in generally accepted accounting principles (GAAP), and expands disclosures about fair value measurements. To increase consistency and comparability in fair value measurements and related disclosures, Paragraph 820-10-35-37 establishes a fair value hierarchy which prioritizes the inputs to valuation techniques used to measure fair value into three (3) broad levels.  The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The three (3) levels of fair value hierarchy defined by Paragraph 820-10-35-37 are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Financial assets are considered Level 3 when their fair values are determined using pricing models, discounted cash flow methodologies or similar techniques and at least one significant model assumption or input is unobservable.

The fair value hierarchy gives the highest priority to quoted prices (unadjusted) in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  If the inputs used to measure the financial assets and liabilities fall within more than one level described above, the categorization is based on the lowest level input that is significant to the fair value measurement of the instrument.

The carrying amounts of the Company’s financial assets and liabilities, such as cash, accounts payable and accrued expenses, approximate their fair values because of the short maturity of these instruments.

Transactions involving related parties cannot be presumed to be carried out on an arm's-length basis, as the requisite conditions of competitive, free-market dealings may not exist. Representations about transactions with related parties, if made, shall not imply that the related party transactions were consummated on terms equivalent to those that prevail in arm's-length transactions unless such representations can be substantiated.

It is not however, practical to determine the fair value of advances from stockholders due to their related party nature.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through October 31, 2011 as they were anti-dilutive:

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through October 31, 2011

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

Related parties

The Company follows subtopic 850-10 of the FASB Accounting Standards Codification for the identification of related parties and disclosure of related party transactions.

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g.  other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

The financial statements shall include disclosures of material related party transactions, other than compensation arrangements, expense allowances, and other similar items in the ordinary course of business. However, disclosure of transactions that are eliminated in the preparation of consolidated or combined financial statements is not required in those statements. The disclosures shall include:  a) the nature of the relationship(s) involved ; b) a description of the transactions, including transactions to which no amounts or nominal amounts were ascribed, for each of the periods for which income statements are presented, and such other information deemed necessary to an understanding of the effects of the transactions on the financial statements; c) the dollar amounts of transactions for each of the periods for which income statements are presented and the effects of any change in the method of establishing the terms from that used in the preceding period; and d) aamounts due from or to related parties as of the date of each balance sheet presented and, if not otherwise apparent, the terms and manner of settlement.

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


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


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


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


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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,729,505 at October 31, 2011, a net loss of $538,813 and cash used in operations of $20,616 for the nine months period then ended, with no revenues earned during the period.

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

From inception to October 31, 2011, a related party has also loaned the Company money in the form of loans payable totaling in $113,502. The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

Free office space

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

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

The fair value of the option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

	July 30, 2011

Expected option life (year)	8

Expected volatility	58.62	% *

Expected dividends	0.00%

Risk-free rate(s)	2.32%

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. As of October 31, 2011, $16,053 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through October 31, 2011:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, October 31, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, October 31, 2011	2,000,000	$0.10	$0.10	-	$-

Unvested, October 31, 2011	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income.

The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

Results of Operations

 The Company did not have any operating income from inception through October 31, 2011.  For the nine months ended October 31, 2011, the registrant recognized a net loss of $538,813 and for the period from inception through October 31, 2011, the registrant recognized a net less of $1,729,505. Some general and administrative expenses during the quarter were accrued. Expenses for the periods were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of October 31, 2011, we had $230 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At October 31, 2011, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Recent Accounting Pronouncements

In May 2011, the FASB issued the FASB Accounting Standards Update No. 2011-04 “Fair Value Measurement” (“ASU 2011-04”).  This amendment and guidance are the result of the work by the FASB and the IASB to develop common requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and International Financial Reporting Standards (IFRSs).

This update does not modify the requirements for when fair value measurements apply; rather, they generally represent clarifications on how to measure and disclose fair value under ASC 820, Fair Value Measurement, including the following revisions:

•
An entity that holds a group of financial assets and financial liabilities whose market risk (that is, interest rate risk, currency risk, or other price risk) and credit risk are managed on the basis of the entity’s net risk exposure may apply an exception to the fair value requirements in ASC 820 if certain criteria are met. The exception allows such financial instruments to be measured on the basis of the reporting entity’s net, rather than gross, exposure to those risks.

•	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.
•	Additional disclosures about fair value measurements.

The amendments in this Update are to be applied prospectively and are effective for public entity during interim and annual periods beginning after December 15, 2011.

In June 2011, the FASB issued the FASB Accounting Standards Update No. 2011-05 “Comprehensive Income” (“ASU 2011-05”), which was the result of a joint project with the IASB and amends the guidance in ASC 220, Comprehensive Income, by eliminating the option to present components of other comprehensive income (OCI) in the statement of stockholders’ equity. Instead, the new guidance now gives entities the option to present all non-owner changes in stockholders’ equity either as a single continuous statement of comprehensive income or as two separate but consecutive statements. Regardless of whether an entity chooses to present comprehensive income in a single continuous statement or in two separate but consecutive statements, the amendments require entities to present all reclassification adjustments from OCI to net income on the face of the statement of comprehensive income. The amendments in this Update should be applied retrospectively and are effective for public entity for fiscal years, and interim periods within those years, beginning after December 15, 2011.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of October 31, 2011. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

Changes in Internal Controls

There has been no change in our internal control over financial reporting during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Chief Financial Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______
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

GOLDEN OPPORTUNITIES CORPORATION

Date: December 15, 2011	By:	/s/ Michael A. Zahorik
Michael A. Zahorik,
Chief Executive Officer, Chief Financial Officer & Director