Form 10-K
period 2012-01-31
Golden Opportunities CORP
filed 2012-03-26
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2012

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-153261

GOLDEN OPPORTUNITIES CORPORATION
 (Name of small business issuer in its charter)

DELAWARE	87-0067813
(State or other jurisdiction of incorporation or organization)	(IRS Employer Identification No.)

520 S. Snowmass Circle, Superior, Colorado	80027
(Address of principal executive offices)	(Zip Code)

(303) 494-5889
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

As of March 26, 2012, the registrant had 33,570,000 shares of its common stock outstanding.

PART I

ITEM 1.     BUSINESS

Description of Business

General

Background

The world-wide impact of the economic recession of 2009 and continuing through the current fiscal year has delayed the execution of our business plan. However, as the world-wide economy improves, we continue to seek out the best potential opportunity for the shareholders.

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

We are in the process of evaluating several potential temporary-to-permanent office locations convenient to the Hong Kong business center. No lease agreements have been negotiated at this point.

We will not need to merge or acquire a third party in order to engage in active business. We will establish our initial offices in the Hong Kong/Shenzhen, China region—and expand into emerging markets in Asia and leverage a client sourcing network in these markets within the following markets:

●	Technology, mobile and telecom companies;
●	First tier financial institutions and brokerage companies;
●	Regional electrical/hydropower, chemical and petroleum companies;
●	Regional textile, light electronics, steel and coal manufacturing companies;
●	Asia based manufacturers and distributors of domestic products;
●	Domestic and regional transportation companies;
●	Primary, secondary or vocational education.

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

The scope of Investor Relations service includes:

●	Road shows;
●	Results announcement presentation;
●	Annual general meetings;
●	Investor database;
●	Collection of research reports;
●	Preparation of annual reports, quarterly reports and promotional materials.

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

Depending on the clients’ needs, strategic arrangements will be made between the client and the media to ensure delivery of the best communication. The major activities and projects on media relations include:

●	Press Conference;
●	Media training;
●	Media interview arrangements;
●	Media monitor and follow-up;
●	Media database

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

Business Development Plan

Our growth plan and strategy has not been formulated in vacuum. We have discussed with qualified companies within Asia and with their existing and potential clients and examined their needs. Two major trends have been identified:

●	While many multinationals are entering into the Asian markets, established companies in Asia are also expanding rapidly within this region.
●
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

Mergers and Acquisition
Phase 1
●      Establish alliance with non-merger Partner providing immediate revenue
●      Establish alliance with a company secretary company in China
●      Establish financial PR company with company secretary capability in Vietnam

●      Establish alliance with non-merger Partner providing immediate revenue in Singapore
●      Establish alliance with secretary capability in Singapore
●      Establish alliance with an audit & tax professional service provider in China
●      Launch financial advisory services in China, Vietnam and Singapore

Phase 2	● Establish alliance with an audit & tax professional service providers in Singapore and Vietnam ● Launch a financial PR company with company secretary capability in Thailand
● Launch a financial PR company with company secretary capability in Malaysia and the Philippines
● Launch financial advisory services in Thailand, Malaysia and Philippines
● Establish alliance with an audit & tax professional service providers in Thailand, Malaysia and the Philippines (if market conditions is favorable)

Our future growth is mainly fueled by expansion of our offices and partner alliances. This is because different countries will have different legal and business requirements making “Greenfield” establishment very costly. The followings set forth certain characteristics of the potential affiliations targets for the Company.

●	Targeting small-medium enterprises;
●	Ownership willing to become an integral player in a Asia-wide services group;
●	Possessing successful track records in IPO and M&A;
●	Operating in more than two cities in a country;
●	Extensive client base connection with local investment capital market players;
●	High profile, under-leveraged client base;
●	Willing to become part of a regional network;
●	Willing to take Company Shares as substantial compensation;
●	Willing to hold shares for a period of at least two years.

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

On June 30, 2011, the Company issued 5,000,000 shares to its President at $0.16 for employment services through the calendar year 2010.

On July 30, 2011, the Company issued options to purchase 8,000,000 shares to its President at an option price of $0.10.

Equity Compensation Plan Information

The following table sets forth certain information as of January 31, 2012, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	8,000,000	$0.10	8,000,000
Plans approved by
Security holders

Equity compensation	None
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

Results of Operations For the year Ended January 31, 2012 compare to the year ended January 31, 2011.

We did not have any operating income from inception through January 31, 2012. From inception through January 31, 2012, the registrant recognized a net loss of $1,753,140. Some general and administrative expenses during the year were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting, travel and office.

We did not have any operating income from inception (February 2, 2005) through January 31, 2012.  For the year ended January 31, 2012, the registrant recognized a net loss of $562,448.  Some general and administrative expenses from inception were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Capital Resources and Liquidity

At January 31, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

Recent Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  We have reviewed the above mentioned accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term.  The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.  Those standards have been addressed in the notes to the audited financial statement and in our Annual Report, filed on Form 10-K for the period ended January 31, 2012.

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

ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On April 11, 2011, the Company engaged the services of Peter Messineo, CPA, a PCAOB registered auditor, to perform audit services. The decision was approved by the Board of Directors.   The Company’s previous auditors, Gately and Associates, LLC had ceased performing audits in accordance with PCAOB, due to revocation of Gately’s registration. Prior to the revocation of Gately’s registration, there were no disagreements between the Company and its prior auditors.

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

Our management, with the participation of our Chief Executive Officer and Principle Accounting Officer, evaluated the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e) promulgated under the Exchange Act) at January 31, 2011. Based on these evaluations, our CEO and PAO concluded that our disclosure controls and procedures required by paragraph (b) of Rules 13a-15 or 15d-15 were effective as of January 31, 2012.

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

Our management performed an assessment of the effectiveness of our internal control over financial reporting at January 31, 2012, utilizing the criteria discussed in the “Internal Control — Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission. The objective of this assessment was to determine whether our internal control over financial reporting was effective at January 31, 2012.

Based on management’s assessment, we have concluded that our internal control over financial reporting was effective at January 31, 2012.

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

Employment Agreements

We do not have any employment agreements in place with our sole officer and director

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of March 26, 2012 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class
Michael A. Zahorik	13,760,000	40.0%
China Aim Enterprises Ltd	4,300,000	12.8%
Falcon Investment Holdings Ltd	4,040,000	12.0%

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

ITEM 14.   PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

We were billed approximately $1,500 for the audit of our financial statements for the year ended January 31, 2011 on Form 10-K and the reviews included in our periodic Forms 10-Q and other reports filed with the Securities and Exchange Commission.  We were billed approximately $700 for the audit of our year ended January 31, 2010 on Form 10-K and the reviews included in our periodic Forms 10-Q and other reports filed with the Securities and Exchange Commission.

Our audit for the year ended January 31, 2012 have not been billed, but we were billed approximately $1,500 for the reviews of our financial reports on Forms 10-Q for the periods ended April 30, 2011, July 31, 2011, and October 31, 2011.

Tax Fees

For the Company's fiscal year ended January 31, 2012 and 2011, we were not billed for professional services rendered for tax compliance, tax advice, and tax planning by our principle auditors.

All Other Fees

For the Company's fiscal year ended January 31, 2012 and 2011, we were not billed for professional services rendered for any other fees by our principle auditors.

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
_________
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

GOLDEN OPPORTUNITIES CORP.

Date: March 26, 2012	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 26, 2012	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Financial Officer, Principal Accounting Officer and Director

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2012

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

Peter Messineo Certified Public Accountant 1982 Otter Way Palm Harbor FL 34685 peter@pm-cpa.com T 727.421.6268 F 727.674.0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Golden Opportunities Corp:

I have audited the balance sheets of Golden Opportunities Corp. as of January 31, 2012 and 2011 and the related statement of operations, changes in stockholder’s equity, and cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2012.  These financial statements are the responsibility of the Company’s management.  My responsibility is to express an opinion on these financial statements based on my audits.

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

In my opinion, the financial statements, referred to above, present fairly, in all material respects, the financial position of Golden Opportunities Corp. as of January 31, 2012 and 2011, and the results of its operations and its cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2012, in conformity with accounting principles generally accepted in the United States of America.

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

Peter Messineo, CPA
Palm Harbor, Florida
March 26, 2012

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	January 31, 2012	January 31, 2011
ASSETS
CURRENT ASSETS
Cash	$2,633	$68

Total Current Assets	2,633	68

TOTAL ASSETS	$2,633	$68

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$6,275	$6,275
Notes payable - stockholders	122,909	92,724

Total Current Liabilities	129,184	98,999

TOTAL LIABILITIES	129,184	98,999

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 28,570,000 shares issued and outstanding, respectively	33,570	28,570

Additional paid-In capital	1,593,019	1,063,191
Deficit accumulated during the development stage	(1,753,140)	(1,190,692)

Total Stockholders' Deficit	(126,551)	(98,931)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,633	$68

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Twelve Months Ended	Twelve Months Ended	For the Period from February 2, 2005 (inception) through
	January 31, 2012	January 31, 2011	January 31, 2012
REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	6,836	2,780	61,365
GENERAL AND ADMINISTRATIVE EXPENSES	52,717	24,062	164,244
STOCK COMPENSATION	500,000	640,000	1,520,100

TOTAL OPERATING EXPENSES	559,553	666,842	1,745,709

LOSS FROM OPERATIONS	(559,553)	(666,842)	(1,745,709)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	2,895	2358	7,431

TOTAL OTHER (INCOME) EXPENSES, NET	2,895	2,358	7,431

LOSS BEFORE INCOME TAXES	(562,448)	(669,200)	(1,753,140)

INCOME TAXES	-	-	-

NET LOSS	$(562,448)	$(669,200)	$(1,753,140)

Net Loss Per Common Share - basic & diluted	$(0.02)	$(0.02)	$(0.11)

Weighted Average Common Shares Outstanding:
- basic & diluted	31,515,000	28,515,200	16,591,513

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through January 31, 2012

				Deficit accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Balance, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16
per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16
per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10
per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at
$0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	$33,570	$1,593,019	$(1,753,140)	$(126,551)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

	Twelve Months Ended	Twelve Months Ended	For the Period from February 2, 2005 (inception) through
	January 31, 2012	January 31, 2011	January 31, 2012
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(562,448)	$(669,200)	$(1,753,140)
Adjustments to reconcile net loss to net cash
used in operating activities
Interest contribution	2,895	2,358	7,431
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	500,000	640,000	1,520,100
Stock options issued for compensation	31,933	-	31,933
Changes in operating assets and liabilities:
Accrued expenses	-	228	6,275

Net cash used in operating activities	(27,620)	(26,614)	(165,876)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	30,185	26,672	122,909
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	30,185	26,672	168,509

NET CHANGE IN CASH	2,565	58	2,633

CASH BALANCE AT BEGINNING OF PERIOD	68	10	-

CASH BALANCE AT END OF PERIOD	$2,633	$68	$2,633

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2012

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through January 31, 2012 as they were anti-dilutive:

Number of potentially outstanding dilutive shares

For the Period from February 2, 2005 (inception) through January 31, 2012
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

●
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

●
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

●
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

●
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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,753,140 at January 31, 2012, a net loss of $562,448 and cash used in operations of $27,620 for the twelve months period then ended, with no revenues earned during the period.

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

From inception to January 31, 2012, a related party has also loaned the Company money in the form of loans payable totaling in $122,909. The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

On June 30, 2011, the Company issued 5,000,000 shares of common stock as compensation to an officer of the Company for a valued at fair market value of $500,000 or $0.10 per share.

Stock options

On July 30, 2011, the Company issued an option to purchase 8,000,000 common shares to an officer of the Company in consideration for services at $0.10 per share valued at nil on the date of grant as compensation.

The fair value of the option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

	July 30, 2011
Expected option life (year)	8

Expected volatility	58.62%	*

Expected dividends	0.00%

Risk-free rate(s)	2.32%

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. As of January 31, 2012, $31,933 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through January 31, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value
Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2012	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, January 31, 2012	2,000,000	$0.10	$0.10	-	$-

Unvested, January 31, 2012	6,000,000	$0.10	$0.10	-	$-

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

●
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

●	In the absence of a Level 1 input, a reporting entity should apply premiums or discounts when market participants would do so when pricing the asset or liability consistent with the unit of account.

●	Additional disclosures about fair value measurements.

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

NOTE 7 – INCOME TAXES

The Company has a net operating loss carry-forward of $1,753,140 that will expire 20 years after the years generated.  The loss generated for the year 2005, 2006, 2007, 2008, 2009, 2010 and 2011 was $2,225, $17,250, $204,937, $270,426, $26,654, $669,200 and $562,448, respectively.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used.  The tax based net operating losses create tax benefits in the amount of $262,971 from inception through January 31, 2012.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2012 are as follows:

Deferred tax assets:

Federal net operating loss	$262,971
Total Deferred Tax Asset	262,971
Less valuation allowance	(262,971)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

NOTE 8 – SUBSEQUENT EVENTS

The Company has evaluated all events that occurred after the balance sheet date through the date when the financial statements were issued to determine if they must be reported.  The Management of the Company determined that there were no reportable subsequent events to be disclosed.