Form 10-Q
period 2012-04-30
Golden Opportunities CORP
filed 2012-06-04
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to _________

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

The number of shares outstanding of the Registrant’s common stock as of June 4, 2012 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

April 30, 2012

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	April 30, 2012	January 31, 2012

ASSETS

CURRENT ASSETS

Cash	$28	$2,633

Total Current Assets	28	2,633

TOTAL ASSETS	$28	$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$6,275	$6,275
Notes payable - stockholders	132,985	122,909

Total Current Liabilities	139,260	129,184

TOTAL LIABILITIES	139,260	129,184

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570

Additional paid-In capital	1,609,331	1,593,019
Deficit accumulated during the development stage	(1,782,133)	(1,753,140)

Total Stockholders' Deficit	(139,232)	(126,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$28	$2,633

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Three Months Ended	Three Months Ended	For the Period from February 2, 2005 (inception) through
	April 30, 2012	April 30, 2011	April 30, 2012

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	2,705	2,146	64,070
GENERAL AND ADMINISTRATIVE EXPENSES	25,500	4,495	189,744
STOCK COMPENSATION	-	-	1,520,100

TOTAL OPERATING EXPENSES	28,205	6,641	1,773,914

LOSS FROM OPERATIONS	(28,205)	(6,641)	(1,773,914)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	788	695	8,219

TOTAL OTHER (INCOME) EXPENSES, NET	788	695	8,219

LOSS BEFORE INCOME TAXES	(28,993)	(7,336)	(1,782,133)

INCOME TAXES	-	-	-

NET LOSS	$(28,993)	$(7,336)	$(1,782,133)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - basic & diluted	33,570,000	28,570,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through April 30, 2012

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at $0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			788		788

Stock options issued as compensation at $0.10 per share on July 30, 2011			15,524		15,524

Net Loss				(28,993)	(28,993)

Balance, April 30, 2012	33,570,000	$33,570	$1,609,331	$(1,782,133)	$(139,232)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

	Three Months Ended	Three Months Ended	For the Period from February 2, 2005 (inception) through
	April 30, 2012	April 30, 2011	April 30, 2012

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(28,993)	$(7,336)	$(1,782,133)
Adjustments to reconcile net loss to net cash used in operating activities
Interest contribution	788	695	8,219
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	-	-	1,520,100
Stock options issued for compensation	15,524	-	47,457
Changes in operating assets and liabilities:
Accrued expenses	-	2,146	6,275

Net cash used in operating activities	(12,681)	(4,495)	(178,557)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	10,076	6,611	132,985
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	10,076	6,611	178,585

NET CHANGE IN CASH	(2,605)	2,116	28

CASH BALANCE AT BEGINNING OF PERIOD	2,633	68	-

CASH BALANCE AT END OF PERIOD	$28	$2,184	$28

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2012

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements and related notes have been prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”) for interim financial information, and with the rules and regulations of the United States Securities and Exchange Commission (“SEC”) to Form 10-Q and Article 8 of Regulation S-X.  Accordingly, they do not include all of the information and footnotes required by U.S. GAAP for complete financial statements.  The unaudited interim financial statements furnished reflect all adjustments (consisting of normal recurring accruals) which are, in the opinion of management, necessary to a fair statement of the results for the interim periods presented.  Interim results are not necessarily indicative of the results for the full year.  These financial statements should be read in conjunction with the financial statements of the Company for the year ended January 31, 2012 and notes thereto contained in the Company’s Annual Report on Form 10-K as filed with the SEC on March 26, 2012.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through April 30, 2012 as they were anti-dilutive:

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through April 30, 2012

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

Pursuant to section 850-10-20 the related parties include a) affiliates of the Company; b) entities for which investments in their equity securities would be required, absent the election of the fair value option under the Fair Value Option Subsection of section 825–10–15, to be accounted for by the equity method by the investing entity; c) trusts for the benefit of employees, such as pension and profit-sharing trusts that are managed by or under the trusteeship of management; d) principal owners of the Company; e) management of the Company; f) other parties with which the Company may deal if one party controls or can significantly influence the management or operating policies of the other to an extent that one of the transacting parties might be prevented from fully pursuing its own separate interests; and g) other parties that can significantly influence the management or operating policies of the transacting parties or that have an ownership interest in one of the transacting parties and can significantly influence the other to an extent that one or more of the transacting parties might be prevented from fully pursuing its own separate interests.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,782,133 at April 30, 2012, a net loss of $28,993 and cash used in operations of $12,681 for the three months period then ended, with no revenues earned during the period.

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

From inception to April 30, 2012, a related party has also loaned the Company money in the form of loans payable totaling in $132,985. The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the year ended January 31, 2012, $31,933 was recognized as compensation cost for stock options issued. As of April 30, 2012, $15,524 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through April 30, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, April 30, 2012	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, April 30, 2012	2,000,000	$0.10	$0.10	-	$-

Unvested, April 30, 2012	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – RECENT ACCOUNTING PRONOUNCEMENTS

FASB Accounting Standards Update No. 2011-05

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

FASB Accounting Standards Update No. 2011-08

In September 2011, the FASB issued the FASB Accounting Standards Update No. 2011-08 “Intangibles—Goodwill and Other: Testing Goodwill for Impairment” (“ASU 2011-08”). This Update is to simplify how public and nonpublic entities test goodwill for impairment. The amendments permit an entity to first assess qualitative factors to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount as a basis for determining whether it is necessary to perform the two-step goodwill impairment test described in Topic 350. Under the amendments in this Update, an entity is not required to calculate the fair value of a reporting unit unless the entity determines that it is more likely than not that its fair value is less than its carrying amount.

The guidance is effective for interim and annual periods beginning on or after December 15, 2011. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: Derecognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

The amended guidance is effective for annual reporting periods ending after June 15, 2012 for public entities. Early adoption is permitted.

FASB Accounting Standards Update No. 2011-11

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-11 “Balance Sheet: Disclosures about Offsetting Assets and Liabilities” (“ASU 2011-11”). This Update requires an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effect of those arrangements on its financial position. The objective of this disclosure is to facilitate comparison between those entities that prepare their financial statements on the basis of U.S. GAAP and those entities that prepare their financial statements on the basis of IFRS.

The amended guidance is effective for annual reporting periods beginning on or after January 1, 2013, and interim periods within those annual periods.

FASB Accounting Standards Update No. 2011-12

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-12 “Comprehensive Income:  Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05” (“ASU 2011-12”). This Update is a deferral of the effective date pertaining to reclassification adjustments out of accumulated other comprehensive income in ASU 2011-05. FASB is to going to reassess the costs and benefits of those provisions in ASU 2011-05 related to reclassifications out of accumulated other comprehensive income. Due to the time required to properly make such a reassessment and to evaluate alternative presentation formats, the FASB decided that it is necessary to reinstate the requirements for the presentation of reclassifications out of accumulated other comprehensive income that were in place before the issuance of Update 2011-05.

All other requirements in Update 2011-05 are not affected by this Update, including the requirement to report comprehensive income either in a single continuous financial statement or in two separate but consecutive financial statements. Public entities should apply these requirements for fiscal years, and interim periods within those years, beginning after December 15, 2011.

Other Recently Issued, but not yet Effective Accounting Pronouncements

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

The world-wide impact of the economic recession of 2009 and continuing through the present time has delayed the full execution of our business plan. However, we continue to seek out the best potential opportunity for the shareholders. While we will not need to merge or acquire companies we will remain open to any sound business combination to achieve success. We intend to establish our initial offices in Hong Kong (SAR), China, or Shenzhen, China—and expand into emerging markets in Asia.

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

Results of Operations

 The Company did not have any operating income from inception through April 30, 2012.  For the three months ended April 30, 2012, the registrant recognized a net loss of $28,993 and for the period from inception through April 30, 2012, the registrant recognized a net loss of $1,782,133. Some general and administrative expenses during the quarter were accrued. Expenses for the periods were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of April 30, 2012, we had $28 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At April 30, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of April 30, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer & Principal Accounting Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Principal Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

GOLDEN OPPORTUNITIES CORPORATION

Date: June 4, 2012	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial Officer & Director