Form 10-Q
period 2012-07-31
Golden Opportunities CORP
filed 2012-08-30
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2012

or

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

The number of shares outstanding of the Registrant’s common stock as of August 30, 2012 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

July 31, 2012

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	July 31, 2012	January 31, 2012
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$35	$2,633

Total Current Assets	35	2,633

TOTAL ASSETS	$35	$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$6,275	$6,275
Notes payable - stockholders	139,977	122,909

Total Current Liabilities	146,252	129,184

TOTAL LIABILITIES	146,252	129,184

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570

Additional paid-In capital	1,625,988	1,593,019
Deficit accumulated during the development stage	(1,805,775)	(1,753,140)

Total Stockholders' Deficit	(146,217)	(126,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$35	$2,633

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period from
	Six Months	Six Months	February 2, 2005
	Ended	Ended	(inception) through
	July 31, 2012	July 31, 2011	July 31, 2012
	(unadutied)	(unadutied)	(unadutied)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	4,293	3,204	65,658
GENERAL AND ADMINISTRATIVE EXPENSES	46,767	10,804	211,011
STOCK COMPENSATION	-	500,000	1,520,100

TOTAL OPERATING EXPENSES	51,060	514,008	1,796,769

LOSS FROM OPERATIONS	(51,060)	(514,008)	(1,796,769)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	1,575	1,417	9,006

TOTAL OTHER (INCOME) EXPENSES, NET	1,575	1,417	9,006

LOSS BEFORE INCOME TAXES	(52,635)	(515,425)	(1,805,775)

INCOME TAXES	-	-	-

NET LOSS	$(52,635)	$(515,425)	$(1,805,775)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	29,426,500

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	July 31, 2012	July 31, 2011
	(unaudited)	(unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	1,588	1,058
GENERAL AND ADMINISTRATIVE EXPENSES	21,267	6,309
STOCK COMPENSATION	-	500,000

TOTAL OPERATING EXPENSES	22,855	507,367

LOSS FROM OPERATIONS	(22,855)	(507,367)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	788	722
OTHER EXPENSE	-	-

TOTAL OTHER (INCOME) EXPENSES, NET	788	722

LOSS BEFORE INCOME TAXES	(23,643)	(508,089)

INCOME TAXES	-	-

NET LOSS	$(23,643)	$(508,089)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	30,255,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through July 31, 2012

				Deficit
				accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at $0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			1,575		1,575

Stock options issued as compensation at $0.10 per share on July 30, 2012			31,394		31,394

Net Loss (unaudited)				(52,635)	(52,635)

Balance, July 31, 2012	33,570,000	$33,570	$1,625,988	$(1,805,775)	$(146,217)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from
	Six Months	Six Months	February 2, 2005
	Ended	Ended	(inception) through
	July 31, 2012	July 31, 2011	July 31, 2012
	(unaudited)	(unaudited)	(unaudtited)

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(52,635)	$(515,425)	$(1,805,775)
Adjustments to reconcile net loss to net cash used in operating activities
Interest contribution	1,575	1,417	9,006
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	-	500,000	1,520,100
Stock options issued for compensation	31,394	173	63,327
Changes in operating assets and liabilities:
Accrued expenses	-	-	6,275

Net cash used in operating activities	(19,666)	(13,835)	(185,542)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	17,068	13,812	139,977
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	17,068	13,812	185,577

NET CHANGE IN CASH	(2,598)	(23)	35

CASH BALANCE AT BEGINNING OF PERIOD	2,633	68	-

CASH BALANCE AT END OF PERIOD	$35	$45	$35

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
July 31, 2012

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through July 31, 2012 as they were anti-dilutive:

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through July 31, 2012

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,805,775 at July 31, 2012, a net loss of $52,635 and cash used in operations of $19,666 for the six months period then ended, with no revenues earned during the period.

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

From inception to July 31, 2012, a related party has also loaned the Company money in the form of loans payable totaling in $139,977. The loan was created as a demand note with no interest stated.  The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the year ended January 31, 2012, $31,933 was recognized as compensation cost for stock options issued. As of July 31, 2012, $31,394 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through July 31, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate IntrinsicValue

Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, July 31, 2012	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, July 31, 2012	2,000,000	$0.10	$0.10	-	$-

Unvested, July 31, 2012	6,000,000	$0.10	$0.10	-	$-

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

FASB Accounting Standards Update No. 2011-10

In December 2011, the FASB issued the FASB Accounting Standards Update No. 2011-10 “Property, Plant and Equipment: De-recognition of in Substance Real Estate-a Scope Clarification” (“ASU 2011-09”). This Update is to resolve the diversity in practice as to how financial statements have been reflecting circumstances when parent company reporting entities cease to have controlling financial interests in subsidiaries that are in substance real estate, where the situation arises as a result of default on nonrecourse debt of the subsidiaries.

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

Other Recently Issued, but not yet Effective Accounting Pronouncements

Management does not believe that any other recently issued, but not yet effective accounting pronouncements, if adopted, would have a material effect on the accompanying financial statements.

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

Results of Operations

 The Company did not have any operating income from inception through July 31, 2012.  For the six months ended July 31, 2012, the registrant recognized a net loss of $52,635 and for the period from inception through July 31, 2012, the registrant recognized a net loss of $1,805,775. Some general and administrative expenses during the quarter were accrued. Expenses for the periods were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of July 31, 2012, we had $35 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

Capital Resources and Liquidity

At July 31, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

ITEM 4. CONTROLS AND PROCEDURES

The Company carried out an evaluation under the supervision and with the participation of its management, including the Company’s Chief Executive Officer (“CEO”) and Chief Financial Officer (“CFO”), of the effectiveness of the Company’s disclosure controls and procedures as of July 31, 2012. Based upon that evaluation, the CEO and CFO concluded that the Company’s disclosure controls and procedures were effective in timely alerting them to the material information relating to the Company (or the Company’s consolidated subsidiaries) required to be included in the Company’s periodic filings with the SEC, such that the information relating to the Company required to be disclosed in SEC reports (i) is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms, and (ii) is accumulated and communicated to the Company’s management, including the CEO and CFO, as appropriate to allow timely decisions regarding required disclosure.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable

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

GOLDEN OPPORTUNITIES CORPORATION

Date: August 30, 2012	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer, Chief Financial Officer & Director