Form 10-Q
period 2012-10-31
Golden Opportunities CORP
filed 2012-12-10
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2012

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _________ to _________

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

The number of shares outstanding of the Registrant’s common stock as of December 10, 2012 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

October 31, 2012

PART 1 – FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	October 31, 2012	January 31, 2012
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS

Cash	$81	$2,633

Total Current Assets	81	2,633

TOTAL ASSETS	$81	$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accrued expenses	$6,275	$6,275
Notes payable - stockholders	145,737	122,909

Total Current Liabilities	152,012	129,184

TOTAL LIABILITIES	152,012	129,184

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001; 100,000,000 shares authorized; 33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570
Additional paid-In capital	1,642,948	1,593,019
Deficit accumulated during the development stage	(1,828,449)	(1,753,140)

Total Stockholders' Deficit	(151,931)	(126,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$81	$2,633

See accompanying notes to the financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Nine Months	Nine Months	For the Period from February 2, 2005 (inception)
	Ended	Ended	through
	October 31, 2012	October 31, 2011	October 31, 2012
	(unaudited)	(unaudited)	(unaudited)

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	5,817	4,960	67,182
GENERAL AND ADMINISTRATIVE EXPENSES	66,837	31,709	231,081
STOCK COMPENSATION	-	500,000	1,520,100

TOTAL OPERATING EXPENSES	72,654	536,669	1,818,363

LOSS FROM OPERATIONS	(72,654)	(536,669)	(1,818,363)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	2,655	2,144	10,086

TOTAL OTHER (INCOME) EXPENSES, NET	2,655	2,144	10,086

LOSS BEFORE INCOME TAXES	(75,309)	(538,813)	(1,828,449)

INCOME TAXES	-	-	-

NET LOSS	$(75,309)	$(538,813)	$(1,828,449)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding - basic & diluted	33,570,000	30,822,500

See accompanying notes to the financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Three Months	Three Months
	Ended	Ended
	October 31, 2012	October 31, 2011
	(unaudited)	(unaudited)

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	1,524	1,756
GENERAL AND ADMINISTRATIVE EXPENSES	20,070	20,905
STOCK COMPENSATION	-	-

TOTAL OPERATING EXPENSES	21,594	22,661

LOSS FROM OPERATIONS	(21,594)	(22,661)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	1,080	727
OTHER EXPENSE	-	-

TOTAL OTHER (INCOME) EXPENSES, NET	1,080	727

LOSS BEFORE INCOME TAXES	(22,674)	(23,388)

INCOME TAXES	-	-

NET LOSS	$(22,674)	$(23,388)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding - basic & diluted	33,570,000	33,570,000

See accompanying notes to the financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through October 31, 2012

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Balance, January 31, 2008	23,445,000	$23,445	$237,505	$(224,412)	$36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at $0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012 (audited)	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			2,655		2,655

Stock options issued as compensation at $0.10 per share on October 31, 2012			47,274		47,274

Net Loss (unaudited)				(75,309)	(75,309)

Balance, October 31, 2012	33,570,000	$33,570	$1,642,948	$(1,828,449)	$(151,931)

See accompanying notes to the financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from
	Nine Months Ended	Nine Months Ended	February 2, 2005 (inception) through
	October 31, 2012	October 31, 2011	October 31, 2012
	(unaudited)	(unaudited)	(unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(75,309)	$(538,813)	$(1,828,449)

Adjustments to reconcile net loss to net cash used in operating activities
Interest contribution	2,655	2,144	10,086
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	-	500,000	1,520,100
Stock options issued for compensation	47,274	16,053	79,207
Changes in operating assets and liabilities:
Accrued expenses	-	-	6,275

Net cash used in operating activities	(25,380)	(20,616)	(191,256)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	22,828	20,778	145,737
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	22,828	20,778	191,337

NET CHANGE IN CASH	(2,552)	162	81

CASH BALANCE AT BEGINNING OF PERIOD	2,633	68	-

CASH BALANCE AT END OF PERIOD	$81	$230	$81

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
NOTES TO FINANCIAL STATEMENTS
October 31, 2012
(unaudited)

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through October 31, 2012 as they were anti-dilutive:

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through October 31, 2012

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,828,449 at October 31, 2012, a net loss of $75,309 and cash used in operations of $25,380 for the nine months period then ended, with no revenues earned during the period.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the year ended January 31, 2012, $31,933 was recognized as compensation cost for stock options issued. As of October 31, 2012, $47,274 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through October 31, 2012:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, October 31, 2012	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, October 31, 2012	2,000,000	$0.10	$0.10	-	$-

Unvested, October 31, 2012	6,000,000	$0.10	$0.10	-	$-

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

Results of Operations

 The Company did not have any operating income from inception through October 31, 2012.  For the nine months ended October 31, 2012, the registrant recognized a net loss of $75,309 and for the period from inception through October 31, 2012, the registrant recognized a net loss of $1,828,449. Some general and administrative expenses during the quarter were accrued. Expenses for the periods were comprised of costs mainly associated with travel, legal and accounting.

Capital Resources and Liquidity

As of October 31, 2012, we had $81 in cash. We do not anticipate the purchase or sale of any significant equipment outside of personal computing, mobile and organizational tools. If adequate financing is raised, we may add additional management/consultant personnel.

At October 31, 2012, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: December 10, 2012	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director