Form 10-K
period 2013-01-31
Golden Opportunities CORP
filed 2013-05-01
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2013

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 333-153261

GOLDEN OPPORTUNITIES CORPORATION
 (Name of small business issuer in its charter)

DELAWARE
(State or other jurisdiction of	(IRS Employer
incorporation or organization)	Identification No.)

520 S. Snowmass Circle, Superior, Colorado	80027
(Address of principal executive offices)	(Zip Code)

(303) 494-5889
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered:	Name of each exchange on which registered:
None	None

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

As of April 15, 2013, the registrant had 33,570,000 shares of its common stock outstanding.

PART I

ITEM 1. BUSINESS

Description of Business

General

Background

The world-wide impact of the economic recession of 2009 and continuing through the current fiscal year has delayed the execution of our business plan. However, as the world-wide economy improves, we continue to seek out the best opportunities for the shareholders.

The growth of the economies in Asia has provided enormous opportunities to many professional companies in the region. In order to gain access to the opportunities across the emerging economies, Golden Opportunities Corporation (the “Company”), has developed the following business plan (the “Plan”).

We intend to use the experience of our sole executive to implement our plan as a business partner with active companies in the marketing, financial, and public relations markets, i.e. assisting our clients in their IPOs and other types of fund raising activities, or any other sales or marketing of products or services in Asia or any other company actively engaged in the professional services market or in the sales and /or manufacture and distribution of services or products in Asia.

We are in the process of evaluating several potential temporary-to-permanent office locations convenient to the Hong Kong business center. No lease agreements have been negotiated at this point.

We will not need to merge with or acquire another entity in order to engage in active business. We will establish our initial offices in the Hong Kong/Shenzhen, China regions—and expand into emerging markets in Asia and leverage a client sourcing network in these markets within the following markets:

•	Technology, mobile and telecom companies;
•	First tier financial institutions and brokerage companies;
•	Regional electrical/hydropower, chemical and petroleum companies;
•	Regional textile, light electronics, steel and coal manufacturing companies;
•	Asia based manufacturers and distributors of domestic products;
•	Domestic and regional transportation companies; and,
•	Primary, secondary or vocational education.

Building upon a strong client base from our sole officer and director, we intend to expand our service scope and become a recognized professional service company in China and these emerging markets. Apart from our investor relations business, we will establish service capabilities in providing financial advisory and audit and tax services for our clients.

In addition to our expansion in service scope, we are also planning to expand our footprint in Asia via a mergers and acquisitions strategy. We will serve as a platform for a co-operative structure together with professional service companies in Hong Kong, Vietnam, Singapore, Thailand, the Philippines and Malaysia. In addition to the aforesaid countries, we may further expand into other countries (collectively, the “Emerging Markets”) with potential for its business model to achieve remarkable growth and return to its shareholders. We will leverage our sales/marketing platform to attract Partners who desire to be part of a publicly traded company.

The Company’s Services

While we intend to engage in financial marketing, we will consider any other related or unrelated sales/marketing opportunity. We intend to provide one-stop professional financial marketing services:

1.	Providing Pre-IPO and IPO services (IPO);
2.	Bridging client’s with investors (investor relations);
3.	Bridging Client’s financial information and the media (media relations);
4.	Providing financial consulting, and investment services (financial consulting);
5.	Providing interim and permanent human resources personnel (human resources); and,
6.	Providing innovative promotional consulting (innovative consulting).

Propelled by the influx of PRC enterprises into the local and international capital market, we will serve the Greater China Region with dedicated innovation and expansion into the Emerging Markets.

Initial Public Offering

The success of a public offering of an enterprise is measured by the extent to which the strengths of the enterprise is reflected and to which the enterprise stands out in the market. We will provide professional analyses and strategic proposals to the listing candidate regarding PR, promotion and marketing campaigns. At the same time, we will market our own sales/marketing platform to attract companies who desire to be part of a publicly traded company.

The comprehensive scope of our professional services will include:

•	Professional strategic analysis and recommendation;
•	Formulation of overall promotion strategy;
•	Execution of investor relations campaigns;
•	Formulation of media promotion strategy;
•	Road show organization;
•	Formulation of contingency solutions; and,
•	Preparation of corporate promotional materials.

Investor Relations

Investor relations are vital for listing and listed companies and the key to success lies in gaining and retaining investors’ attentions. We will use the experience of our sole executive officer and network with local and international investors, including fund managers, analysts and market commentators, to maximize the Client’s financial benefit.

The scope of Investor Relations service includes:

•	Road shows;
•	Results announcement presentation;
•	Annual general meetings;
•	Investor database;
•	Collection of research reports; and,
•	Preparation of annual reports, quarterly reports and promotional materials.

Media Relations

Media is one of the major communication channels between a listed company and its shareholders. We will establish, through acquisition or affiliation, a professional PR team familiar with the operations of different media in the Emerging Markets and maintain close relationships with international business and finance media.

Depending on the client’s needs, strategic arrangements will be made between the client and the media to ensure delivery of the best communication. The major activities and projects in media relations include:

•	Press Conference;
•	Media training;
•	Media interview arrangements;
•	Media monitor and follow-up; and
•	Media database

Financial Consulting and Investment Services

We will provide expertise to our clients in consulting and investment services. This will be achieved by leveraging the Company’s clients overall needs, and maintaining a structured approach to maximize the client’s return. We will also provide personal and corporate tax strategies and consulting.

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

Business Development Plan

Our growth plan and strategy has not been formulated in a vacuum. We have discussed with qualified companies within Asia and with their existing and potential clients and examined their needs. Two major trends have been identified:

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

Expanding the Services Scope and Geographic Coverage

We intend to become a recognized professional services provider in the rapidly growing economies in Asia. We are committed to growing our self to be a company with wider service offerings and more extensive geographic coverage. Given the current economic downturn, we have delayed the execution of certain aspects of our intended services. The following table shows our anticipated growth plan to take place as opportunities present themselves.

Services
Country	Financial PR	Company Secretary	Financial Advisory	Audit	Tax
Greater China	✓	✓	✓	✓	✓
Singapore	✓	✓	✓	✓	✓
Vietnam	✓	✓	✓	✓	✓
Thailand	✓	✓	✓	○	○
Malaysia	✓	✓	✓	○	○
The Philippines	✓	✓	✓	○	○
✓ - Services to be developed in the region with concrete plan
○ - Services to be developed when market conditions are favorable

Financial PR and Company Secretary Services

We will implement our Plan in China initially. We intend to replicate our success into other areas in Asia. Due to the similarity of client relationship management models, we will also provide company secretary business, i.e. assisting its client in compliance to the company ordinance and listing rules in respective countries.

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

With its existing base in China and future partners in other countries, we will formulate a dedicated team in pursuing mergers and acquisitions and fund raising opportunities. In view of the rising trends in the capital market and foreign investment in the region, we will assist clients in their M&A and fund raising in the future.

Audit and Tax Services

The market for audit and tax services is highly competitive in the region and we only plan to enter into the market where future partners have the ability and network to be successful. We will work closely with local audit and tax services providers in providing a one-stop-shop solution. Our sole executive officer is currently in discussions with audit and tax services providers in China/Hong Kong, Singapore, and Vietnam.

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

Our future growth will mainly be fueled by expansion of our offices and partner alliances. This is because different countries will have different legal and business requirements making “Greenfield” establishment very costly. The followings set forth certain characteristics of the potential affiliations targets for the Company.

•	Targeting small-medium enterprises;
•	Ownership willing to become an integral player in a Asia-wide services group;
•	Possessing successful track records in IPO and M&A;
•	Operating in more than two cities in a country;
•	Extensive client base connection with local investment capital market players;
•	High profile, under-leveraged client base;
•	Willing to become part of a regional network;
•	Willing to take Company Shares as substantial compensation; and,
•	Willing to hold shares for a period of at least two years.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

None.

ITEM 2. PROPERTIES

Our business office is located at 520 S. Snowmass Circle, Superior, Colorado 80027.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “GOOO” in October 28, 2008. However, to date our Company’s Common Stock is not traded on a daily basis.

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

Equity Compensation Plan Information

The following table sets forth certain information as of January 31, 2013, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	8,000,000	$0.10	8,000,000
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders

Total	8,000,000	$0.10	8,000,000

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

The comprehensive scope of our professional services will include:

•	Professional strategic analysis and recommendation;
•	Formulation of overall promotion strategy;
•	Execution of investor relations campaigns;
•	Formulation of media promotion strategy;
•	Road show organization;
•	Formulation of contingency solutions; and,
•	Preparation of corporate promotional materials.

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

Results of Operations For the year Ended January 31, 2013 compared to the year ended January 31, 2012.

We did not have any operating income from inception through January 31, 2013. From inception through January 31, 2013, the registrant recognized a net loss of $1,845,695. Some general and administrative expenses during the year were accrued. Expenses from inception were comprised of costs mainly associated with legal, accounting, travel and office.

We did not have any operating income from inception (February 2, 2005) through January 31, 2013. For the year ended January 31, 2013, the registrant recognized a net loss of $92,555. Some general and administrative expenses from inception were accrued. Expenses for the year were comprised of costs mainly associated with legal, accounting and office.

Liquidity

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

The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our Plan of Operations. At January 31, 2013, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2013 and 2012.

Critical Accounting Policies

We prepare our financial statements in conformity with GAAP, which requires management to make certain estimates and assumptions and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the financial statements are prepared and actual results could differ from our estimates and such differences could be material. We have identified below the critical accounting policies which are assumptions made by management about matters that are highly uncertain and that are of critical importance in the presentation of our financial position, results of operations and cash flows. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation our financial statements.

Use Of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable because we are a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Peter Messineo CPA adopted a new firm name and is now known as Messineo & Co., CPAs LLC (M&Co).

There were no disagreements with accountants on accounting or financial disclosures.

ITEM 9A. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Limitations on Systems of Controls

Our management, including our principal executive officer and principal financial officer, does not expect that our disclosure controls and procedures or our internal controls will prevent all error or fraud. A control system, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the control system are met. Further, the design of a control system must reflect the fact that there are resource constraints and the benefits of controls must be considered relative to their costs. Due to the inherent limitations in all control systems, no evaluation of controls can provide absolute assurance that all control issues and instances of fraud, if any, have been detected. To address the material weaknesses identified in our evaluation, we performed additional analysis and other post-closing procedures in an effort to ensure our financial statements included in this annual report have been prepared in accordance with generally accepted accounting principles. Accordingly, management believes that the financial statements included in this report fairly present in all material respects our financial condition, results of operations and cash flows for the periods presented.

Management’s Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company’s principal executive and principal financial officers and effected by the company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•
Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, though not eliminate, this risk.

As of January 31, 2013, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

Management believes that the material weaknesses did not have an effect on our financial results. However, management believes that the lack of a functioning audit committee and the lack of a majority of outside directors on our board of directors results in ineffective oversight in the establishment and monitoring of required internal controls and procedures, which could result in a material misstatement in our financial statements in future periods.

Management’s Remediation Initiatives

In an effort to remediate the identified material weaknesses and other deficiencies and enhance our internal controls, we have initiated, or plan to initiate, the following series of measures:

We will create a position to segregate duties consistent with control objectives and will increase our personnel resources and technical accounting expertise within the accounting function when funds are available to us. And, we plan to appoint one or more outside directors to our board of directors who shall be appointed to an audit committee resulting in a fully functioning audit committee who will undertake the oversight in the establishment and monitoring of required internal controls and procedures such as reviewing and approving estimates and assumptions made by management when funds are available to us.

Management believes that the appointment of one or more outside directors, who shall be appointed to a fully functioning audit committee, will remedy the lack of a functioning audit committee and a lack of a majority of outside directors on our Board.

We will work as quickly as possible to implement these initiatives; however, the lack of adequate working capital and positive cash flow from operations will likely slow this implementation.

Changes in internal controls over financial reporting

There was no change in our internal controls over financial reporting that occurred during the period covered by this report, which has materially affected, or is reasonably likely to materially affect, our internal controls over financial reporting.

ITEM 9B. OTHER INFORMATION

None

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Michael A. Zahorik	48	President, Chief Executive Officer, Chief Financial Officer, Director	November 7, 2005

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

Employment Agreements

We do not have any employment agreements in place with our sole officer and director

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 26, 2013 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael A. Zahorik	13,760,000	40.0%
China Aim Enterprises Ltd	4,300,000	12.8%
Falcon Investment Holdings Ltd	4,040,000	12.0%

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Transactions with Management and Others

There were no material transactions, or series of similar transactions, since the beginning of the Company’s last fiscal year, or any currently proposed transactions, or series of similar transactions, to which we were or are a party, in which the amount involved exceeds $120,000, and in which any director or executive officer, or any security holder who is known by us to own of record or beneficially more than 5% of any class of our common stock, or any member of the immediate family of any of the foregoing persons, has an interest.

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

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountant for each of our last two fiscal years for the categories of services indicated.

	Years Ended January 31,
Category	2013	2012
Audit Fees	$4,100	$3,300
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with year-end and interim statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for the review of registration statements, audit related consulting and services that are normally provided by the accountant in connection with non year end statutory and regulatory filings or engagements.

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice and tax planning.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits No.	Descriptions

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Principal Accounting Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document

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

GOLDEN OPPORTUNITIES CORP.

Date: May 1, 2013	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: May 1, 2013	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer Chief Financial Officer

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2013

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

Messineo & Co, CPAs LLC 2451 N McMullen Booth Rd Ste. 309 Clearwater, FL 33759-1362 T: (727) 421-6268 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Golden Opportunities Corporation
Superior, CO

We have audited the accompanying balance sheets of Golden Opportunities Corporation as of January 31, 2013 and 2012 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunities Corporation as of January 31, 2013 and 2012 and the results of its operations and its cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2013, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and negative cash flows from operating activities, a working capital deficit, and a stockholders' deficit. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs LLC
Clearwater, Florida
April 29, 2013

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	January 31, 2013	January 31, 2012

ASSETS

CURRENT ASSETS

Cash	$50	$2,633

Total Current Assets	50	2,633

TOTAL ASSETS	$50	$2,633

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$275	$6,275
Notes payable - stockholders	151,969	122,909

Total Current Liabilities	152,244	129,184

TOTAL LIABILITIES	152,244	129,184

STOCKHOLDERS' DEFICIT
Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570

Additional paid-In capital	1,659,931	1,593,019
Deficit accumulated during the development stage	(1,845,695)	(1,753,140)

Total Stockholders' Deficit	(152,194)	(126,551)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$50	$2,633

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

	Year Ended January 31, 2013	Year Ended January 31, 2012	For the Period from February 2, 2005 (inception) through January 31, 2013

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	7,341	6,836	68,706
GENERAL AND ADMINISTRATIVE EXPENSES	87,434	52,717	251,678
STOCK COMPENSATION	-	500,000	1,520,100

TOTAL OPERATING EXPENSES	94,775	559,553	1,840,484

LOSS FROM OPERATIONS	(94,775)	(559,553)	(1,840,484)

OTHER (INCOME) EXPENSES

INCOME FROM FORGIVEN DEBT	(6,000)	-	(6,000)
INTEREST EXPENSE - STOCKHOLDER	3,780	2,895	11,211

TOTAL OTHER (INCOME) EXPENSES, NET	(2,220)	2,895	5,211

LOSS BEFORE INCOME TAXES	(92,555)	(562,448)	(1,845,695)

INCOME TAXES	-	-	-

NET LOSS	$(92,555)	$(562,448)	$(1,845,695)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.02)

Weighted Average Common Shares Outstanding: - basic & diluted	33,570,000	31,515,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through January 31, 2013

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Shares issued on acceptance of incorporation expenses upon formation	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Shares issued on acceptance of expenses paid on July 30, 2006	275,000	275	2,475	-	2,750

Shares issued on acceptance of expenses paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Capital Contribution			100	-	100

Shares issued as compensation at $0.001 per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000

Shares issued for cash at $0.025 per share during November 2007	1,780,000	1,780	42,720	-	44,500

Shares issued for cash at $0.025 per share on January 22, 2008	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at $0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			3,780		3,780

Stock options issued as compensation at $0.10 per share on October 31, 2012			63,132		63,132

Net Loss				(92,555)	(92,555)

Balance, January 31, 2013	33,570,000	$33,570	$1,659,931	$(1,845,695)	$(152,194)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

	Year Ended January 31, 2013	Year Ended January 31, 2012	For the Period from February 2, 2005 (inception) through January 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(92,555)	$(562,448)	$(1,845,695)
Adjustments to reconcile net loss to net cash used in operating activities
Interest contribution	3,780	2,895	11,211
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	-	500,000	1,520,100
Stock options issued for compensation	63,132	31,933	95,065
Changes in operating assets and liabilities:
Accrued expenses	(6,000)	-	275

Net cash used in operating activities	(31,643)	(27,620)	(197,519)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	29,060	30,185	151,969
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	29,060	30,185	197,569

NET CHANGE IN CASH	(2,583)	2,565	50

CASH BALANCE AT BEGINNING OF PERIOD	2,633	68	-

CASH BALANCE AT END OF PERIOD	$50	$2,633	$50

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The Financial Statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC. The Financial Statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Development stage company

The Company is a development stage company as defined by FASB ASC 915, Development Stage Entities. The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced. All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. . Cash and cash equivalents were $50 and $2,633 at January 31, 2013 and January 31, 2012, respectively.

Fair value of financial instruments

The Company’s balance sheet includes certain financial instruments. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2013. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Income taxes

We follow ASC 740, Income taxes. We record deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. The measurement of deferred tax assets and liabilities is based on enacted tax rates that are expected to apply to taxable income in the year when settlement or recovery of those temporary differences is expected to occur. We recognize the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. We record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that each uncertain tax position will be examined by the relevant taxing authority that has full knowledge of all relevant information. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

Net loss per common share

Net income (loss) per common share is computed pursuant to ASC Topic 260, Earnings per Share. . Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period. Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through January 31, 2013 as they were anti-dilutive

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through January 31, 2013

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring eight (8) years from the date of issuance	8,000,000

Total potentially outstanding dilutive shares	8,000,000

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of January 31, 2013 and 2012.

Related parties

The Company follows ASC 850, Related Party Disclosures for the identification of related parties and disclosure of related party transactions. Related party transactions for the periods ending January 31, 2013 and 2012 totaled $151,969 and $122,909, respectively and were comprised of notes payable.

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity – Based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the year ended January 31, 2013 and 2012 was $0 and $500,000, respectively.

Recently Issued Accounting Pronouncements

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.

We have reviewed the FASB issued Accounting Standards Update (“ASU”) accounting pronouncements and interpretations thereof that have effectiveness dates during the periods reported and in future periods. The Company has carefully considered the new pronouncements that alter previous generally accepted accounting principles and does not believe that any new or modified principles will have a material impact on the corporation’s reported financial position or operations in the near term. The applicability of any standard is subject to the formal review of our financial management and certain standards are under consideration.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,845,695 at January 31, 2013, a net loss of $92,555 and cash used in operations of $31,643 for the twelve months period then ended, with no revenues earned during the period.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

In 2006, the Company issued 1,525,000 shares at $0.01 per share to its President in acceptance of travel and administrative expenses paid on behalf of the Company.

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

From inception to January 31, 2013, an officer of the Company has also loaned the Company money in the form of loans payable totaling in $151,969. The loan was created as a demand note with no interest stated. The Company imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the year ended January 31, 2013 and 2012, $63,132 and $31,933, respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through January 31, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2012	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, January 31, 2013	2,000,000	$0.10	$0.10	-	$-

Unvested, January 31, 2013	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – INCOME TAXES

The Company has a net operating loss carry-forward of $1,845,695 that will begin expiring in 2025.

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes. These loss carry-forwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

The Company's management determines if a valuation allowance is necessary to reduce any tax benefits when the available benefits are more likely than not to expire before they can be used. The tax based net operating losses create tax benefits in the amount of $276,854 from inception through January 31, 2013.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2013 are as follows:

Deferred tax assets:

Federal net operating loss	$276,854
Total Deferred Tax Asset	276,854
Less valuation allowance	(276,854)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.