Form 10-Q
period 2013-04-30
Golden Opportunities CORP
filed 2013-06-27
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2013

or

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

The number of shares outstanding of the Registrant’s common stock as of June 21, 2013 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

April 30, 2013

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	April 30, 2013	January 31, 2013
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$270	$50

Total Current Assets	270	50

TOTAL ASSETS	$270	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$2,752	$275
Notes payable - stockholders	156,769	151,969

Total Current Liabilities	159,521	152,244

TOTAL LIABILITIES	159,521	152,244

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570

Additional paid-In capital	1,674,507	1,659,931
Deficit accumulated during the development stage	(1,867,328)	(1,845,695)

Total Stockholders' Deficit	(159,251)	(152,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$270	$50

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS
(Unaudited)

			For the Period from
			February 2, 2005
	Three months Ended	Three months Ended	(inception) through
	April 30, 2013	April 30, 2012	April 30, 2013

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	2,752	2,705	71,458
GENERAL AND ADMINISTRATIVE EXPENSES	17,734	25,500	269,412
STOCK COMPENSATION	-	-	1,520,100

TOTAL OPERATING EXPENSES	20,486	28,205	1,860,970

LOSS FROM OPERATIONS	(20,486)	(28,205)	(1,860,970)

OTHER (INCOME) EXPENSES

INCOME FROM FORGIVEN DEBT	-	-	(6,000)
INTEREST EXPENSE - STOCKHOLDER	1,147	788	12,358

TOTAL OTHER (INCOME) EXPENSES, NET	1,147	788	6,358

LOSS BEFORE INCOME TAXES	(21,633)	(28,993)	(1,867,328)

INCOME TAXES	-	-	-

NET LOSS	$(21,633)	$(28,993)	$(1,867,328)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	33,570,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through April 30, 2013
(Unaudited)

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Shares issued on acceptance of incorporation
expenses upon formation	100,000	$100	$-	$-	$100

Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Shares issued on acceptance of expenses
paid on July 30, 2006	275,000	275	2,475	-	2,750

Shares issued on acceptance of expenses
paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Capital Contribution			100	-	100

Shares issued as compensation at $0.001
per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000

Shares issued for cash at $0.025 per share
during November 2007	1,780,000	1,780	42,720	-	44,500

Shares issued for cash at $0.025 per share
on January 22, 2008	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16
per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16
per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10
per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at
$0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			3,780		3,780

Stock options issued as compensation at
$0.10 per share on October 31, 2012			63,132		63,132

Net Loss				(92,555)	(92,555)

Balance, January 31, 2013	33,570,000	$33,570	$1,659,931	$(1,845,695)	$(152,194)

Interest as in-kind contribution			1,147		1,147

Stock options issued as compensation at
$0.10 per share on October 31, 2012			13,429		13,429

Net Loss				(21,633)	(21,633)

Balance, April 30, 2013	33,570,000	$33,570	$1,674,507	$(1,867,328)	$(159,251)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS
(Unaudited)

			For the Period from
			February 2, 2005
	Three months Ended	Three months Ended	(inception) through
	April 30, 2013	April 30, 2012	April 30, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(21,633)	$(28,993)	$(1,867,328)
Adjustments to reconcile net loss to net cash
used in operating activities
Interest contribution	1,147	788	12,358
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	-	-	1,520,100
Stock options issued for compensation	13,429	15,524	108,494
Changes in operating assets and liabilities:
Accrued expenses	2,477	-	2,752

Net cash used in operating activities	(4,580)	(12,681)	(202,099)

CASH FLOWS FROM INVESTING ACTIVITIES

Purchase of intangile assets	-	-	-

Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	4,800	10,076	156,769
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	4,800	10,076	202,369

NET CHANGE IN CASH	220	(2,605)	270

CASH BALANCE AT BEGINNING OF PERIOD	50	2,633	-

CASH BALANCE AT END OF PERIOD	$270	$28	$270

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
April 30, 2013

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCONTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2013 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended April 30, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

Development stage company

The Company is a development stage company as defined by section ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception have been considered as part of the Company's development stage activities.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $270 and $50 at April 30, 2013 and January 31, 2013, respectively.

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

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of April 30 or January 31, 2013.

Net loss per common share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock outstanding during the period.  Diluted net income (loss) per common share is computed by dividing net income (loss) by the weighted average number of shares of common stock and potentially outstanding shares of common stock during the period to reflect the potential dilution that could occur from common shares issuable through stock options and warrants.

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through April 30, 2013 as they were anti-dilutive:

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through April 30, 2013

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring eight (8) years from the date of issuance	8,000,000

Total potentially outstanding dilutive shares	8,000,000

Commitments and contingencies

The Company follows ASC 450-20, Commitments and Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of April 30 and January 31, 2013.

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions consist of notes payable to stockholders and totaled $156,769 and $151,969 at April 30 and January 31, 2013, respectively.

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

Share-based Expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired.  Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights.  Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values. That expense is recognized over the period during which an employee is required to provide services in exchange for the award, known as the requisite service period (usually the vesting period).

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

Share-based expense for the three months ended April 30, 2013 and 2012 was $13,429 and $15,524, respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,867,328 at April 30, 2013, a net loss of $21,633 and cash used in operations of $4,580 for the three month period then ended, with no revenues earned during the period.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans Payable

From inception to April 30, 2013, a related party has loaned the Company $156,769. The loan was created as a demand note with no stated interest.  The Company periodically imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

Equity

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

Other

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

Stock options

On July 30, 2011, the Company issued an option to purchase 8,000,000 common shares to an officer of the Company in consideration for services at $0.10 per share valued at nil on the date of grant.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the three months ended April 30, 2013 and 2012, $13,429 and $15,524, respectively, was recognized as compensation cost for stock options issued. From inception to April 30, 2013, $108,494 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through April 30, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, January 31, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, April 30, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, April 30, 2013	2,000,000	$0.10	$0.10	-	$-

Unvested, April 30, 2013	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – SUBSEQUENT EVENTS

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

Overview

Golden Opportunities Corporation (the “Company”), was incorporated in the state of Delaware as of February 2, 2005 as 51147, Inc. On June 10, 2008 we filed a certificate of amendment changing our name to Golden Opportunities Corporation. We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. In November 2007, we changed our business model to use the experiences of our sole executive and commenced implementing our plan as a business partner with active companies in the marketing or financial public relations market such with plans to assist our clients with the process of going public and other types of fund raising activities. We also work with other companies actively engaged in the professional services market or in the sales and /or manufacture and distribution of products or services in Asia.

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

Critical Accounting Policies

We prepare our condensed financial statements in conformity with GAAP, which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experience, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about the effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions.  On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our condensed financial statements.

While we believe that the historical experience, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2013 Annual Report on Form 10-K.

Results of Operations

 The Company did not have any operating income for the three month periods ending April 30, 2013 and 2012.  For the three months ended April 30, 2013, the company had a net loss of $21,633 compared to a net loss of $28,933 for the three month period ending April 30, 2012. The decrease in expenses is attributable to a decrease in legal expenses.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2013 and 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were not adequate nor effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: June 27, 2013	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director