Form 10-Q
period 2013-07-31
Golden Opportunities CORP
filed 2013-08-30
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from________to________

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

The number of shares outstanding of the Registrant’s common stock as of August 28, 2013 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

July 31, 2013

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED BALANCE SHEETS

	July 31, 2013	January 31, 2013
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$91	$50

Total Current Assets	91	50

TOTAL ASSETS	$91	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$375	$275
Notes payable - stockholders	164,994	151,969

Total Current Liabilities	165,369	152,244

TOTAL LIABILITIES	165,369	152,244

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570
Additional paid-In capital	1,693,221	1,659,931
Deficit accumulated during the development stage	(1,892,069)	(1,845,695)

Total Stockholders' Deficit	(165,278)	(152,194)
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$91	$50

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Six months	Six months	For the Period from February 2, 2005(inception)
	Ended	Ended	through
	July 31, 2013	July 31, 2012	July 31, 2013

REVENUE	$-	$-	$-

COST OF SERVICES	-	-	-

GROSS PROFIT	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	4,352	4,293	73,058
GENERAL AND ADMINISTRATIVE EXPENSES	39,672	46,767	291,350
STOCK COMPENSATION	-	-	1,520,100

TOTAL OPERATING EXPENSES	44,024	51,060	1,884,508

LOSS FROM OPERATIONS	(44,024)	(51,060)	(1,884,508)

OTHER (INCOME) EXPENSES

INCOME FROM FORGIVEN DEBT	-	-	(6,000)
INTEREST EXPENSE - STOCKHOLDER	2,350	1,575	13,561
OTHER EXPENSE	-	-	-

TOTAL OTHER (INCOME) EXPENSES, NET	2,350	1,575	7,561

LOSS BEFORE INCOME TAXES	(46,374)	(52,635)	(1,892,069)

INCOME TAXES	-	-	-

NET LOSS	$(46,374)	$(52,635)	$(1,892,069)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	33,570,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months	Three months
	Ended	Ended
	July 31, 2013	July 31, 2012

REVENUE	$-	$-

COST OF SERVICES	-	-

GROSS PROFIT	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	1,600	1,588
GENERAL AND ADMINISTRATIVE EXPENSES	21,938	21,267
STOCK COMPENSATION	-	-

TOTAL OPERATING EXPENSES	23,538	22,855

LOSS FROM OPERATIONS	(23,538)	(22,855)

OTHER (INCOME) EXPENSES

INCOME FROM FORGIVEN DEBT	-	-
INTEREST EXPENSE - STOCKHOLDER	1,203	788
OTHER EXPENSE	-	-

TOTAL OTHER (INCOME) EXPENSES, NET	1,203	788

LOSS BEFORE INCOME TAXES	(24,741)	(23,643)

INCOME TAXES	-	-

NET LOSS	$(24,741)	$(23,643)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	33,570,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through July 31, 2013
(Unaudited)

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Shares issued on acceptance of incorporation
expenses upon formation	100,000	$100	-	-	100
Net Loss				(2,225)	(2,225)

Balance, January 31, 2006 (audited)	100,000	100	-	(2,225)	(2,125)
Shares issued on acceptance of expenses
paid on July 30, 2006	275,000	275	2,475	-	2,750
Shares issued on acceptance of expenses
paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500
Net Loss				(17,250)	(17,250)

Balance, January 31, 2007 (audited)	1,625,000	1,625	13,725	(19,475)	(4,125)
Capital Contribution			100	-	100
Shares issued as compensation at $0.001
per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000
Shares issued for cash at $0.025 per share
during November 2007	1,780,000	1,780	42,720	-	44,500
Shares issued for cash at $0.025 per share
on January 22, 2008	40,000	40	960	-	1,000
Net Loss				(204,937)	(204,937)

Balance, January 31, 2008 (audited)	23,445,000	23,445	237,505	(224,412)	36,538
Interest as in-kind contribution			534		534
Shares issued as compensation at $0.16
per share on January 2, 2009	1,125,000	1,125	178,875		180,000
Net Loss				(270,426)	(270,426)

Balance, January 31, 2009 (audited)	24,570,000	24,570	416,914	(494,838)	(53,354)
Interest as in-kind contribution			1,644		1,644
Other expenses as in-kind contribution			6,275		6,275
Net Loss				(26,654)	(26,654)

Balance, January 31, 2010 (audited)	24,570,000	24,570	424,833	(521,492)	(72,089)
Interest as in-kind contribution			2,358		2,358
Shares issued as compensation at $0.16
per share on February 5, 2010	4,000,000	4,000	636,000		640,000
Net Loss				(669,200)	(669,200)

Balance, January 31, 2011 (audited)	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)
Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10
per share on June 30, 2011	5,000,000	5,000	495,000		500,000
Stock options issued as compensation at
$0.10 per share on July 30, 2011			31,933		31,933
Net Loss				(562,448)	(562,448)

Balance, January 31, 2012 (audited)	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)
Interest as in-kind contribution			3,780		3,780
Stock options issued as compensation at
$0.10 per share on October 31, 2012			63,132		63,132
Net Loss				(92,555)	(92,555)

Balance, January 31, 2013 (audited)	33,570,000	$33,570	$1,659,931	$(1,845,695)	$(152,194)
Interest as in-kind contribution			2,350		2,350
Stock options issued as compensation at
$0.10 per share on October 31, 2012			30,940		30,940
Net Loss				(46,374)	(46,374)

Balance, July 31, 2013	33,570,000	$33,570	$1,693,221	$(1,892,069)	$(165,278)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six months	Six months	For the Period from February 2, 2005(inception)
	Ended	Ended	through
	July 31, 2013	July 31, 2012	July 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(46,374)	$(52,635)	$(1,892,069)
Adjustments to reconcile net loss to net cash
used in operating activities
Interest contribution	2,350	1,575	13,561
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,250
Stock issued as compensation	-	-	1,520,100
Stock options issued for compensation	30,940	31,394	126,005
Changes in operating assets and liabilities:
Accrued expenses	100	-	375

Net cash used in operating activities	(12,984)	(19,666)	(210,503)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from notes payable - stockholder	13,025	17,068	164,994
Proceeds from sale of common shares	-	-	45,500
Capital contribution	-	-	100

Net cash flows provided by financing activities	13,025	17,068	210,594

NET CHANGE IN CASH	41	(2,598)	91

CASH BALANCE AT BEGINNING OF PERIOD	50	2,633	-

CASH BALANCE AT END OF PERIOD	$91	$35	$91

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO CONDENSED FINANCIAL STATEMENTS
July 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION

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

The results of operations for the six month period ended July 31, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $91 and $50 at July 31, 2013 and January 31, 2013, respectively.

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

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification.  Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse.  Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized.  Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date.  A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the company will not realize tax assets through future operations.  No deferred tax assets or liabilities were recognized as of July 31, 2013 or January 31, 2013.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through July 31, 2013 as they were anti-dilutive:

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through July 31, 2013

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring eight (8) years from the date of issuance	8,000,000

Total potentially outstanding dilutive shares	8,000,000

Commitments and contingencies

The Company follows ASC 450-20, Commitments and Contingencies, to report accounting for contingencies.  Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.  There were no commitments or contingencies as of July 31, 2013 and January 31, 2013.

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions consist of notes payable to stockholders and totaled $164,994 and $151,969 at July 31, 2013 and January 31, 2013, respectively.

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

Share-based expense for the six months ended July 31, 2013 and 2012 was $30,940 and $31,394, respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $1,892,069 at July 31, 2013; a net loss of $46,374; cash used in operations of $12,984 for the six month period then ended; and, negative working capital of  $165,278 at July 31, 2013.  There were no revenues earned during the period.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans Payable

From inception to July 31, 2013, a related party has loaned the Company $164,994. The loan was created as a demand note with no stated interest.  The Company periodically imputes a nominal percentage of interest which is accounted for as a contribution to paid-in-capital.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the six months ended July 31, 2013 and 2012, $30,940 and $31,394, respectively, was recognized as compensation cost for stock options issued. From inception to July 31, 2013, $126,005 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through July 31, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, January 31, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, July 31, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, July 31, 2013	2,000,000	$0.10	$0.10	-	$-

Unvested, July 31, 2013	6,000,000	$0.10	$0.10	-	$-

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

Results of Operations

 Three months ended July 31, 2013 versus the three months ended July 31, 2012

For the three months ended July 31, 2013 versus the three months ended July 31, 2012, we had no revenues in either period. Our expenses were $24,741 for the three months ended July 31, 2013 versus $23,643 for the three months ended July 31, 2012.  These expenses consisted primarily of $1,600 in professional fees, $1,203 in interest expense, and $21,938 in general and administrative expenses for the three months ended July 31, 2013 versus $1,588 in professional fees, $788 in interest expense, and $21,267 in general and administrative expenses for the three months ended July 31, 2012.  The overall decrease in expenses is primarily attributable to a decrease in expenses associated with the Company’s t compensation and travel expenses.

Six months ended July 31, 2013 versus the six months ended July 31, 2012

For the six months ended July 31, 2013 versus the six months ended July 31, 2012, we had no revenues in either period. Our expenses were $46,374 for the six months ended July 31, 2013 versus $52,635 for the six months ended July 31, 2012.  These expenses consisted primarily of $4,352 in professional fees, $2,350 in interest expense, and $39,672 in general and administrative expenses for the six months ended July 31, 2013 versus $4,293 in professional fees, $1,575 in interest expense, and $46,767 in general and administrative expenses for the six months ended July 31, 2012.  The overall decrease in expenses is primarily attributable to a decrease in expenses associated with the Company’s compensation and travel expenses.

Liquidity and Capital Resources

 We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of July 31, 2013 and 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of July 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were not adequate nor effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended July 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2013 Annual Report on Form 10-K.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company

ITEM 1A. RISK FACTORS

Not applicable for smaller reporting company

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

GOLDEN OPPORTUNITIES CORPORATION

Date: August 29, 2013	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial Officer & Director