Form 10-Q
period 2013-10-31
Golden Opportunities CORP
filed 2013-12-17
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2013

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from___________to__________

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

The number of shares outstanding of the Registrant’s common stock as of December 14, 2013 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

October 31, 2013

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED BALANCE SHEETS

	October 31, 2013	January 31, 2013
	(unaudited)

ASSETS

CURRENT ASSETS

Cash	$4	$50

Total Current Assets	4	50

TOTAL ASSETS	$4	$50

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES

Accrued expenses	$375	$275
Loans payable - stockholders	5,800	151,969
Short-term convertible notes payable, net of discount	164,994	-

Total Current Liabilities	171,169	152,244

TOTAL LIABILITIES	171,169	152,244

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570
Additional paid-In capital	1,874,084	1,659,931
Deficit accumulated during the development stage	(2,078,819)	(1,845,695)

Total Stockholders' Deficit	(171,165)	(152,194)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4	$50

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three months Ended October 31, 2013	Three months Ended October 31, 2012	Nine months Ended October 31, 2013	Nine months Ended October 31, 2012	For the Period from February 2, 2005 (inception) through October 31, 2013

REVENUE	$-	$-	$-	$-	$-

COST OF SERVICES	-	-	-	-	-

GROSS PROFIT	-	-	-	-	-

OPERATING EXPENSES:

PROFESSIONAL FEES	1,584	1,524	5,936	5,817	74,642
GENERAL AND ADMINISTRATIVE EXPENSES	4,302	6,070	13,035	19,563	169,848
STOCK COMPENSATION	15,870	15,080	46,809	47,274	1,661,874

TOTAL OPERATING EXPENSES	21,756	22,674	65,780	72,654	1,906,364
LOSS FROM OPERATIONS	(21,756)	(22,674)	(65,780)	(72,654)	(1,906,364)

OTHER (INCOME) EXPENSES

AMORTIZATION OF BENEFICIAL CONVERSION	164,994	-	164,994	-	164,994
INCOME FROM FORGIVEN DEBT	-	-	-	-	(6,000)
INTEREST EXPENSE - STOCKHOLDER	-	1,080	2,350	2,655	13,561

TOTAL OTHER (INCOME) EXPENSES, NET	164,994	1,080	167,344	2,655	172,555

LOSS BEFORE INCOME TAXES	(186,750)	(23,754)	(233,124)	(75,309)	(2,078,919)

INCOME TAXES	-	-	-	-	-

NET LOSS	$(186,750)	$(23,754)	$(233,124)	$(75,309)	$(2,078,919)

Net Loss Per Common Share
- basic & diluted	$(0.01)	-	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	-	33,570,000	33,570,000

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through October 31, 2013

				Deficit accumulated
			Additionsal	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Shares issued on acceptance of incorporation
expenses upon formation	100,000	$100	$-	-	$100

Net Loss				(2,225)	(2,225)

Balance, January 31, 2006 (audited)	100,000	100	-	(2,225)	(2,125)

Shares issued on acceptance of expenses
paid on July 30, 2006	275,000	275	2,475	-	2,750

Shares issued on acceptance of expenses
paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Balance, January 31, 2007 (audited)	1,625,000	1,625	13,725	(19,475)	(4,125)

Capital Contribution			100	-	100

Shares issued as compensation at $0.001
per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000

Shares issued for cash at $0.025 per share
during November 2007	1,780,000	1,780	42,720	-	44,500

Shares issued for cash at $0.025 per share
on January 22, 2008	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Balance, January 31, 2008 (audited)	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16
per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009 (audited)	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644

Other expenses as in-kind contribution			6,275		6,275

Net Loss				(26,654)	(26,654)

Balance, January 31, 2010 (audited)	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16
per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011 (audited)	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10
per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at
$0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012 (audited)	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			3,780		3,780

Stock options issued as compensation at
$0.10 per share on January 31, 2013			63,132		63,132

Net Loss				(92,555)	(92,555)

Balance, January 31, 2013 (audited)	33,570,000	$33,570	$1,659,931	$(1,845,695)	$(152,194)

Interest as in-kind contribution			2,350		2,350

Stock options issued as compensation at
$0.10 per share on October 31, 2013			46,809		46,809

Beneficial conversion feature on convertible notes			164,994		164,994

Net Loss				(233,124)	(233,124)

Balance, October 31, 2013 (unaudited)	33,570,000	$33,570	$1,874,084	$(2,078,819)	$(171,165)

See accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Nine months Ended	Nine months Ended	For the Period from February 2, 2005 (inception) through
	October 31, 2013	October 31, 2012	October 31, 2013

CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(233,124)	$(75,309)	$(2,078,919)
Adjustments to reconcile net loss to net cash
used in operating activities
Amortization of beneficial conversion	164,994	-	164,994
In-kind contribution of interest and other expenses	2,350	2,655	12,558
Stock issued for acceptance of expenses paid	-	-	17,728
Stock issued as compensation	-	-	1,520,000
Stock options issued for compensation	46,809	47,274	141,874
Changes in operating assets and liabilities:
Accrued expenses	100		375
Loans payable-related party	18,825	22,828	5,800
Convertible notes payable-related party	-	-	164,994

Net cash used in operating activities	(46)	(2,552)	(45,596)

CASH FLOWS FROM FINANCING ACTIVITIES

Proceeds from sale of common shares	-	-	45,500

Net cash flows provided by financing activities	-	-	45,500

NET CHANGE IN CASH	(46)	(2,552)	4

CASH BALANCE AT BEGINNING OF PERIOD	50	2,633	-

CASH BALANCE AT END OF PERIOD	$4	$81	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:

Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

See accompanying notes to the financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
October 31, 2013
(Unaudited)

NOTE 1 – ORGANIZATION

Golden Opportunities Corporation (the “Company”), formally known as 51147, Inc. was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a business entity for the combination of that target company with The Company. The Company currently will leverage the talents of its sole executive and will implement its Plan as a business partner with an active company in the Services, Manufacturing, Financial or Public Relations market, i.e. assisting clients in their IPO and other types of fund raising activities (the “Affiliated Partner(s)”).

In doing so, the Company will not need to merge into nor will it be required to acquire clients or services in order to engage in active business. The Company will establish its initial offices in Hong Kong and/or Shenzhen, China—expand into emerging markets in Asia.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The results of operations for the nine month period ended October 31, 2013 are not necessarily indicative of the results for the full fiscal year ending January 31, 2014.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $4 and $50 at October 31, 2013 and January 31, 2013, respectively.

Beneficial Conversion Feature

Costs incurred with parties who are providing financing, which include the intrinsic value of beneficial conversion features associated with the underlying debt, are reflected as a debt discount.  These discounts are generally amortized over the life of the related debt.  In certain circumstances, the intrinsic value of the beneficial conversion feature may be greater than the proceeds associated to the convertible instrument.  In such situations, the amount of the discount assigned to the beneficial conversion feature is limited to the amount of the proceeds allocated to the convertible instrument.

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

Income taxes

The Company accounts for income taxes under Section 740-10-30 of the FASB Accounting Standards Codification. Deferred income tax assets and liabilities are determined based upon differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance to the extent management concludes it is more likely than not that the assets will not be realized. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in the statements of operations in the period that includes the enactment date. A valuation allowance is provided for certain deferred tax assets if it is more likely than not that the company will not realize tax assets through future operations. No deferred tax assets or liabilities were recognized as of October 31, 2013 or January 31, 2013.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through October 31, 2013 as they were anti-dilutive:

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through October 31, 2013

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring eight (8) years from the date of issuance	8,000,000

Total potentially outstanding dilutive shares	8,000,000

Commitments and contingencies

The Company follows ASC 450-20, Commitments and Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies as of October 31, 2013 and January 31, 2013.

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  Related party transactions consist of notes payable to stockholders and convertible notes payable and totaled $5,800 and $151,969 and $164,994 and $0 at October 31, 2013 and January 31, 2013, respectively.

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

Share-based expense for the nine months ended October 31, 2013 and 2012 was $46,809 and $47,274, respectively.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had a deficit accumulated during the development stage of $2,078,819 at October 31, 2013, a net loss of $233,124 and cash used in operations of $46 for the nine month period then ended, with no revenues earned during the period.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans Payable

From inception to October 31, 2013, a related party has loaned the Company $170,794. The loan was created as a demand note with no stated interest. The Company periodically imputed a nominal percentage of interest, which was accounted for as a contribution to paid-in-capital. As of September 15, 2013, $164,994 of loans payable was re-assigned to two convertible notes payable. The remaining balance of related party loans payable as of October 31, 2013 is $5,800.

Convertible Notes Payable

On September 15, 2013, $164,994 of loans payable to shareholder were re-structured into two notes in equal amounts of $82,497, convertible into Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are payable on demand, bear no interest, have a maturity date of September 15, 2023, and are convertible at the sole request of the Holder.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the 10-year lives of the notes

During the nine months ended October 31, 2013 and 2012, amortization of the beneficial conversion feature was $164,994 and $0, respectively. As of October 31, 2013, there was no remaining unamortized discount on notes.

Equity – Common Stock

On February 2, 2005, the Company issued 100,000 shares at $0.001 per share and totaling $100, to its President in acceptance of incorporation expenses paid on behalf of the Company.

On June 30, 2006, the Company issued 275,000 shares at $0.01 per share and totaling $2,750, to its President in acceptance of travel and administrative expenses paid on behalf of the Company.

On August 15, 2006, the Company issued 1,250,000 shares at $0.01 per share and totaling $12,500, to its President in acceptance of travel and administrative expenses paid on behalf of the Company.

On November 1, 2007, the Company issued 3,000,000 shares of common stock as compensation to an officer of the Company for a value of $30,000 or $0.01 per share.

On November 1, 2007, the Company issued 700,000 shares at $0.01 per share, and totaling $7,000, to related party in acceptance of third party contract services.

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

Equity – Options Compensation expense

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the periods ending January 31, 2013 and 2012, $63,132 and $31,933, respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through October 31, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, July 30, 2011	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2012	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, October 31, 2013	2,000,000	$0.10	$0.10	-	$-

Unvested, October 31, 2013	6,000,000	$0.10	$0.10	-	$-

Summary of compensation expense:

Date	Projected Fair Value on Date of Grant	Expense Reported	Projected Expense	True-Up Amount	Expense to Report	Reported Expense	Unrecognized Comp	Weighted Average Period to Recognize Unrecognized Compensation (years)
7/30/2011	504,024	-	-	-	-	-	504,024
7/31/2011		-	173	-	173	173	503,851	8.00
10/31/2011		173	15,880	-	15,880	16,053	487,971	7.75
1/31/2012		16,053	15,880	-	15,880	31,933	472,091	7.50
4/30/2012		31,933	15,535	(11)	15,524	47,457	456,567	7.25
7/31/2012		47,457	15,880	(10)	15,870	63,327	440,697	7.00
10/31/2012		63,327	15,880		15,880	79,207	424,817	6.75
1/31/2013		79,207	15,880	(22)	15,858	95,065	408,959	6.50
4/30/2013		95,065	15,362	(1,933)	13,429	108,494	395,530	6.25
7/31/2013		108,494	15,880	1,630	17,510	126,005	378,019	6.00
10/31/2013		126,005	15,880	346	16,226	142,231	361,793	5.75

Equity-Capital Contributed

During the nine months ended October 31, 2013, the Company recognized interest expense of $2,350 as an in-kind contribution of capital.

Other

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock

Preferred stock consists of 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common stock

Common stock consists of 100,000,000 shares authorized at a par value of $0.001, of which 33,570,000 are issued and outstanding.

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

On November 23, 2007, the Company undertook a Section 4(2) registration under the Securities Act of 1933 to raise $15,000 in the issuance of 600,000 shares of common stock at $0.025 per share.  The Company’s management considers this offering to be exempt under the Securities Act of 1933.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the nine months ended October 31, 2013 and 2012, $46,809 and $47,274, respectively, was recognized as compensation cost for stock options issued. From inception to October 31, 2013, $141,874 was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through October 31, 2013:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, January 31, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, October 31, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, October 31, 2013	2,000,000	$0.10	$0.10	-	$-

Unvested, October 31, 2013	6,000,000	$0.10	$0.10	-	$-

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

Results of Operations

Nine Months Ending October 31, 2013 and 2013

The Company did not have any operating income for the nine-month periods ending October 31, 2013 and 2012.  For the nine months ended October 31, 2013, the company had a net loss of $233,124 compared to a net loss of $75,309 for the nine month period ending October 31, 2012. The increase in expenses was mainly attributed to amortization of beneficial conversion feature on convertible notes payable of $164,994.

Three Months Ending October 31, 2013 and 2012

The Company did not have any operating income for the three-month periods ending October 31, 2013 and 2012.  For the three months ended October 31, 2013, the company had a net loss of $186,750 compared to a net loss of $22,674 for the three month period ending October 31, 2012. The increase in expenses was mainly attributed to amortization of beneficial conversion feature on convertible notes payable of $164,994.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2013 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of October 31, 2013 and 2012.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of October 31, 2013, have concluded that as of such date the Company’s disclosure controls and procedures were not adequate nor effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: December 16, 2013	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial
Officer & Director