Form 10-K
period 2014-01-31
Golden Opportunities CORP
filed 2014-03-10
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2014

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

As of March 10, 2014, the registrant had 33,570,000 shares of its common stock outstanding.

2

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

Depending on the client’s needs, strategic arrangements will be made between the client and the media to ensure delivery of the best communication. The major activities and projects in media relations include:

•	Press conference;
•	Media training;
•	Media interview arrangements;
•	Media monitor and follow-up; and,
•	Media database

Financial Consulting and Investment Services

We will provide expertise to our clients in consulting and investment services. This will be achieved by leveraging the Company’s clients’ overall needs, and maintaining a structured approach to maximize the client’s return. We will also provide personal and corporate tax strategies and consulting.

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

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

No Public Market for Common Stock

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol “GOOO” in October 28, 2008. However, to date our Company’s Common Stock is not actively traded on a daily basis.

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

Holders

There are approximately 28 shareholders of our Common Stock as of March 7, 2014. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Equity Compensation Plan Information

The following table sets forth certain information as of January 31, 2014, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation	8,000,000	$0.10	8,000,000
Plans approved by
Security holders

Equity compensation	None
Plans not approved
By security holders
Total	8,000,000	$$0.10	8,000,000

ITEM 6.      SELECTED FIANANCIAL DATA

Not applicable because we are smaller reporting company.

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND PLAN OF OPERATIONS.

Overview

Golden Opportunities Corporation (the “Company”), was incorporated in the state of Delaware as of February 2, 2005 as 51147, Inc., on June 10, 2008 we filed a certificate of amendment changing our name to Golden Opportunities Corporation. We were originally incorporated as a blank check company to locate and negotiate with a business entity for the combination of that target company with us. In November 2007, we changed our business model to use the experiences of our sole executive and commenced implementing our plan as a business partner with active companies in the marketing or financial public relations market such as, assisting our clients in the process of going public and other types of fund raising activities. We also work with other companies actively engaged in the professional services market or in the sales and /or manufacture and distribution of products or services in Asia. While the Company development has been slowed by the economic downturn, the Company continues to seek relationships and target companies in furtherance of its business plan.

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

Results of Operations For the year Ended January 31, 2014 compared to the year ended January 31, 2013.

We had no revenues in the years ended January 31, 2014 and 2013.

General and administrative expenses totaled $84,641and $94,775 for the periods ending January 31, 2104 and 2013, respectively. . Expenses primarily consisted of professional fees and travel.  The decrease in expenses is primarily attributable to a decrease in travel expenses.

We had other income and expense totaling 164,994 at January 31, 2014.  This noncash expenses consisted of amortization of a beneficial conversion, totaling $164,994 and related to convertible notes payable issued to the company’s sole officer and loan interest totaling $4,207.

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

The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our Plan of Operations. At January 31, 2014, the Company had some capital resources and will rely upon the issuance of common stock and additional capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2014.

Off-balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

As of January 31, 2014, we have no off-balance sheet arrangements such as guarantees, retained or contingent interest in assets transferred, obligation under a derivative instrument and obligation arising out of or a variable interest in an unconsolidated entity.

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

ITEM 8.      FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There were no changes in or disagreements with accountants on accounting or financial disclosures.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Because of the inherent limitations of internal control, there is a risk that material misstatements may not be prevented or detected on a timely basis by internal control over financial reporting. However, these inherent limitations are known features of the financial reporting process. Therefore, it is possible to design into the process safeguards to reduce, but not eliminate, this risk.

As of January 31, 2014, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Michael A. Zahorik	50	President, Chief Executive Officer, Chief Financial Officer, Director	November 7, 2005

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

All officers and directors listed above will remain in office until the next annual meeting of our shareholders, and until their successors have been duly elected and qualified. There are no agreements with respect to the election of Directors. We have not compensated our Directors for service on our Board of Directors, any committee thereof, or reimbursed for expenses incurred for attendance at meetings of our Board of Directors and/or any committee of our Board of Directors. Our Board of Directors appoints officers annually and each Executive Officer serves at the discretion of our Board of Directors. We do not have any standing committees. Our Board of Directors may in the future determine to pay Directors’ fees and reimburse Directors for expenses related to their activities.

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

ITEM 11.   EXECUTIVE COMPENSATION

Compensation of Executive Officer

Our sole officer and director does not receive any compensation (outside of Company stock) for services rendered to us, has not received such compensation in the past, and is not accruing any compensation pursuant to any agreement with us. However, our sole officer and director anticipates receiving benefits as a beneficial shareholder of us and, possibly, in other ways.

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

ITEM 12.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of April 1, 2014 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group.  Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael A. Zahorik	15,725,000	47.0%
Falcon Investment Holdings Ltd	4,040,000	12.0%

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

	Years Ended January 31,
Category	2014	2013
Audit Fees	$4,000	$4,100
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

Audit fees. Consists of fees billed for the audit of our annual financial statements, review of our Form 10-K, review of our quarterly financial statements, review of our Forms 10-Q and services that are normally provided by the accountant in connection with year-end and interim statutory and regulatory filings or engagements.

Audit-related fees. Consists of fees billed for the review of registration statements, audit related consulting and services that are normally provided by the accountant in connection with non-year end statutory and regulatory filings or engagements.

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

GOLDEN OPPORTUNITIES CORP.

Date: March 10, 2014	By:	/s/ MichaelA. Zahorik
Michael A. Zahorik Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 10, 2014	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer Chief Financial Officer

GOLDEN OPPORTUNITIES CORPORATION
(A DEVELOPMENT STAGE COMPANY)

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2014

GOLDEN OPPORTUNITIES CORPORATION
(a development stage company)
Financial Statements Table of Contents

Messineo & Co, CPAs LLC 2471 N McMullen Booth Rd Ste. 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:
Golden Opportunities Corporation
Superior, CO

We have audited the accompanying balance sheets of Golden Opportunities Corporation as of January 31, 2014 and 2013 and the related statements of operations, stockholders' equity and cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunities Corporation as of January 31, 2014 and 2013 and the results of its operations and its cash flows for the years then ended and for the period February 2, 2005 (date of inception) through January 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has recurring losses and no revenue and negative cash flows from operating activities, as well as working capital and stockholders' deficits. These conditions raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Messineo & Co., CPAs LLC
Clearwater, Florida
March 5, 2014

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	January 31, 2014	January 31, 2013

ASSETS

CURRENT ASSETS
Cash	$91	$50
Total Current Assets	91	50

TOTAL ASSETS	$91	$50

LIABILITIES AND SHAREHOLDERS’ DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,540	$275
Shareholder loans	7,500	151,969
Total Current Liabilities	9,040	152,244

Convertible note payable, stockholder	164,994	-
TOTAL LIABILITIES	174,034	152,244

SHAREHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570
Additional paid-In capital	1,892,024	1,659,931
Deficit accumulated during the development stage	(2,099,537)	(1,845,695)
Total Stockholders' Deficit	(173,943)	(152,194)

TOTAL LIABILITIES AND SHAREHOLDERS' DEFICIT	$91	$50

See accompanying notes to the financial statements and auditors’ report.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS

			For the Period
			from February 2, 2005
	Year Ended	Year Ended	(inception) through
	January 31, 2014	January 31, 2013	January 31, 2014

OPERATING EXPENSES:
PROFESSIONAL FEES	8,709	7,341	77,415
GENERAL AND ADMINISTRATIVE EXPENSES	75,932	87,434	327,610
STOCK COMPENSATION	-	-	1,520,100
TOTAL OPERATING EXPENSES	84,641	94,775	1,925,125

LOSS FROM OPERATIONS	(84,641)	(94,775)	(1,925,125)

OTHER (INCOME) EXPENSES
INCOME FROM FORGIVEN DEBT	-	(6,000)	(6,000)
INTEREST EXPENSE - SHAREHOLDER	169,201	3,780	180,412
TOTAL OTHER (INCOME) EXPENSES, NET	169,201	(2,220)	174,412

LOSS BEFORE INCOME TAXES	(253,842)	(92,555)	(2,099,537)

INCOME TAXES	-	-	-

NET LOSS	$(253,842)	$(92,555)	$(2,099,537)

Net Loss Per Common Share - basic & diluted	$(0.01)	$(0.00)

Weighted Average Common Shares Outstanding:- basic & diluted	33,570,000	33,570,000

See accompanying notes to the financial statements and auditors’ report.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through January 31, 2014

				Deficit accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit

Shares issued at inception	100,000	$100	$-	$-	$100
Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	-	(2,225)	(2,125)

Shares issued on acceptance of expenses
paid on July 30, 2006	275,000	275	2,475	-	2,750

Shares issued on acceptance of expenses
paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500

Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Capital Contribution			100	-	100

Shares issued as compensation at $0.001
per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000

Shares issued for cash at $0.025 per share
during November 2007	1,780,000	1,780	42,720	-	44,500

Shares issued for cash at $0.025 per share
on January 22, 2008	40,000	40	960	-	1,000

Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534

Shares issued as compensation at $0.16
per share on January 2, 2009	1,125,000	1,125	178,875		180,000

Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644
Other expenses as in-kind contribution			6,275		6,275
Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358

Shares issued as compensation at $0.16
per share on February 5, 2010	4,000,000	4,000	636,000		640,000

Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895

Shares issued as compensation at $0.10
per share on June 30, 2011	5,000,000	5,000	495,000		500,000

Stock options issued as compensation at
$0.10 per share on July 30, 2011			31,933		31,933

Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			3,780		3,780
Stock options expense			63,132		63,132
Net Loss				(92,555)	(92,555)

Balance, January 31, 2013	33,570,000	33,570	1,659,931	(1,845,695)	(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(253,842)	(253,842)

Balance, January 31, 2014	33,570,000	$33,570	$1,892,024	$(2,099,537)	$(173,943)

See accompanying notes to the financial statements and auditors’ report.

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS

			For the Period from February 2,
			2005
	Year Ended	Year Ended	(inception) through
	January 31, 2014	January 31, 2013	January 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(253,842)	$(92,555)	$(2,099,537)
Adjustments to reconcile net loss to net cash
used in operating activities:
Interest contribution	4,207	3,780	15,418
Other expenses contribution-related party	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,450
Stock issued as compensation	-	-	1,513,000
Stock issued for services rendered			7,000
Stock options issued for compensation	62,892	63,132	157,957
Beneficial conversion expense	164,994		164,994
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1,265	-	1,540
Convertible notes payable-Related party	13,025	-	164,994
Shareholder advances	7,500	-	7,500
Net cash used in operating activities	41	(25,643)	(197,378)

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	-	-	45,500
Net cash flows provided by financing activities	-	-	45,500

NET CHANGE IN CASH	41	(2,583)	91

CASH BALANCE AT BEGINNING OF PERIOD	50	2,633	-

CASH BALANCE AT END OF PERIOD	$91	$50	$91

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH DISCLOSURE:
Shareholder advances converted to convertible note	$164,994	$-	$164,994

See accompanying notes to the financial statements and auditors’ report.

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
January 31, 2014

NOTE 1 - ORGANIZATION

Golden Opportunities Corporation (the “Company”), formally known as 51147, Inc. was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with The Company. The Company currently will leverage the talents of its sole executive and will implement its plan to become a business partner with an active company in the Services, Manufacturing, Financial or Public Relations market, i.e. assisting clients in their IPO and other types of fund raising activities (the “Affiliated Partner(s)”).

In doing so, the Company will not need to merge into nor will it be required to acquire clients or services in order to engage in active business. The Company will establish its initial offices in Hong Kong and/or Shenzhen, China in an effort to expand into Asia’s emerging markets.

The comprehensive scope of the Company’s professional services (the “Plan of Operations”) will include:

-	Professional strategic analysis and recommendation;
-	Professional legal or human resources provision;
-	Professional strategic corporate consulting;
-	Formulation of overall corporate growth or IPO strategy;
-	Execution of investor relations campaigns;
-	Formulation of media promotion strategy;
-	Road show organization;
-	Formulation of contingency liquidation solutions; and,
-	Preparation of corporate promotional materials.

Michael Zahorik is the sole officer and director, and has an operational background in the legal, securities, financial, and corporate industries. Mr. Zahorik has been actively consulting in Asia since 1989 and is managing director of Zahorik Professional Group. Mr. Zahorik has extensive knowledge, contacts and a professional network in the corporate and financial services industry within Hong Kong, Mainland China and other Asian emerging markets, including, Macau, Malaysia, Philippines, Singapore, Thailand and Vietnam (collectively, but not exclusively, the “Emerging Markets”).

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States.
We have not generated any operating revenue and have a negative cash flow from operations. , We expect to generate operating losses during some or all of our planned development stage. These factors raise substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The financial statements and related disclosures have been prepared pursuant to the rules and regulations of the SEC.  The financial statements have been prepared using the accrual basis of accounting in accordance with Generally Accepted Accounting Principles (“GAAP”) of the United States (See Note 3 regarding the assumption that the Company is a “going concern”).

Development stage entity

The Company is a development stage company as defined by FASB ASC 915, Development Stage Entities.  The Company is still devoting substantially all of its efforts on establishing the business and its planned principal operations have not commenced.  All losses accumulated since inception has been considered as part of the Company's development stage activities.

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

Fiscal year end

The Company upon its formation elected January 31 as its fiscal year.

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $91 and $50 at January 31, 2014 and January 31, 2013, respectively.

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230, Statement of Cash Flows, to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or period payments.

Deferred Income taxes and valuation allowance

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

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that the relevant taxing authority that has full knowledge of all relevant information will examine each uncertain tax position. Although we believe the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

There were no recognized deferred tax assets or liabilities at January 31, 2014 or 2013.

Earnings (Loss) per share

The Company computes basic and diluted earnings per share amounts in accordance with ASC Topic 260, Earnings per Share. Basic earnings per share is computed by dividing net income (loss) available to common shareholders by the weighted average number of common shares outstanding during the reporting period. Diluted earnings per share reflects the potential dilution that could occur if stock options and other commitments to issue common stock were exercised or equity awards vest resulting in the issuance of common stock that could share in the earnings of the Company.

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through January 31, 2014 as they were anti-dilutive.

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through January 31, 2014

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.  See Note 4, Related Party Transactions.

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

The Company accounts for share-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity –based Payments to Non-Employees.  Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable:  (a) the goods or services received; or (b) the equity instruments issued.  The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the year ended January 31, 2014 and 2013 was $0 and $0, respectively.

Recently Issued Accounting Pronouncements

From time to time, new accounting pronouncements are issued by the FASB or other standard setting bodies that are adopted by the Company as of the specified effective date. Unless otherwise discussed, we believe that the impact of recently issued standards that are not yet effective will not have a material impact on our financial position or results of operations upon adoption.

Except for rules and interpretive releases of the SEC under authority of federal securities laws and a limited number of grandfathered standards, the FASB Accounting Standards Codification™ (“ASC”) is the sole source of authoritative GAAP literature recognized by the FASB and applicable to the Company.  Management has reviewed the aforementioned rules and releases and believes any effect will not have a material impact on the Company’s present or future financial statements.

In December 2013, the FASB issued ASU 2013-12, Definition of a Public Entity.  This newly issued accounting standard establishes one definition of public business entity for future use in U.S. GAAP.  The amendment does not affect existing requirements.  There is no actual effective date for the amendment in this Update.  Adoption of this guidance did not impact our financial position or results of operations.

In July 2013, the FASB issued ASU 2013-11, Income Taxes (Topic 740): Presentation of an Unrecognized Tax Benefit When a Net Operating Loss Carryforward, a Similar Tax Loss, or a Tax Credit Carryforward Exists.  This newly issued accounting standard requires that an unrecognized tax benefit, or a portion of an unrecognized tax benefit, should be presented in the financial statements as a reduction to a deferred tax asset for a net operating loss carryforward, a similar tax loss, or a tax credit carryforward, except as follows. To the extent a net operating loss carryforward, a similar tax loss, or a tax credit carryforward is not available at the reporting date under the tax law of the applicable jurisdiction to settle any additional income taxes that would result from the disallowance of a tax position or the tax law of the applicable jurisdiction does not require the entity to use, and the entity does not intend to use, the deferred tax asset for such purpose, the unrecognized tax benefit should be presented in the financial statements as a liability and should not be combined with deferred tax assets. The assessment of whether a deferred tax asset is available is based on the unrecognized tax benefit and deferred tax asset that exist at the reporting date and should be made presuming disallowance of the tax position at the reporting date. For example, an entity should not evaluate whether the deferred tax asset expires before the statute of limitations on the tax position or whether the deferred tax asset may be used prior to the unrecognized tax benefit being settled.  This standard does not require new recurring disclosures.  This ASU is effective for reporting periods beginning after December 15, 2013, with early adoption permitted. As the objective of this accounting standard is to provide guidance on the presentation of unrecognized tax benefits and the settling of income taxes resulting from disallowances of tax positions, the adoption of this standard is not expected to impact our financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has earned no revenues and at January 31, 2014 had accumulated a deficit of $2,099,537 during its development stage. The Company had a current year net loss of $253,842 and cash provided by operations totaled $41.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans Payable

From inception to September 15, 2013, the Company’s sole officer/principal owner has loaned the Company $164, 994 as either advances to the Company or payments on behalf of the Company. Loans were created as demand notes with no stated interest.  The Company periodically imputed a nominal percentage of interest, which was accounted for as a contribution to paid-in-capital.  In September 2013 loans payable were restructured into convertible notes payable (see below, Convertible Notes Payable).  Related party loans payable totaled $7,500 and $151,969 at January 31, 2014 and 2013, respectively.

Convertible Notes Payable

On September 15, 2013, $164,994 of  related party loans payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into Company’s common stock at rates of $0.005 and $0.01 per share respectively. They bear no interest, have a maturity date of September 15, 2023, and are convertible at the sole request of the holder/related party.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with two notes payable.  As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100%.

During the years ended January 31, 2014 and 2013, amortization of the beneficial conversion feature was $164,994 and $0, respectively. As of January 31, 2014, there was no remaining unamortized discount on notes.

Convertible notes payable totaled $161,994 and $0 at January 31, 2014 and 2013, respectively.

Equity –Common Stock

In 2005, the Company issued 100,000 shares, at $0.001 per share and totaling $100, to an officer of the company in exchange for expenses paid on behalf of the Company.

On July 30, 2006, the Company issued 275,000 shares, at $0.01 per share and totaling $2,750, to an officer of the company in in exchange for expenses paid on behalf of the Company.

On August 15, 2006, the Company issued 1,250,000 shares, at $0.01 per share and totaling $12,500, to an officer of the company in in exchange for expenses paid on behalf of the Company.

On November 1, 2007, the Company issued 3,000,000 shares, at $0.01 per share and totaling $30,000, to an officer of the company for compensation.

On November 1, 2007, the Company issued 700,000 shares, at $0.01 per share and totaling $7,000, to a related party in exchange for services rendered.

On November 1, 2007, the Company issued 16,300,000 shares, at $0.01 per share and totaling $163,000, as compensation to an officer of the Company.

On January 2, 2009, the Company issued 1,125,000 shares, at $0.16 per share and totaling $180,000 as compensation to an officer of the Company.

On February 5, 2010, the Company issued 4,000,000 shares, at $0.16 per share and totaling $640,000, as compensation to an officer of the Company.

On June 30, 2011, the Company issued 5,000,000 shares, at $0.10 per share and totaling $500,000, as compensation to an officer of the Company.

Equity – Options

In 2011 the Company issued an option to purchase 8,000,000 common shares at $0.10 per share and having no value on the date of grant, to an officer of the company for compensation.  See Note 5, Shareholders’ Equity – Options.

Summary of Compensation Expense, Options

Date	Projected Fair Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize Unrecognized Compensation Years
7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472.091	6.5
1/31/2013		79,207		(43)	95,065	408,959	5.5
1/31/2014		157,957		43	157,957	346,068	4.5

Other

The Company has been provided office space by its Chief Executive Officer at no cost.  The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 5 – SHAREHOLDERS’ EQUITY

Preferred stock

Preferred stock totals 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common stock

On February 2, 2005, the Company issued 100,000 shares, at $0.001 per share and totaling $200, to its President in exchange for incorporation expenses paid on behalf of the Company.

On June 30, 2006, the Company issued 275,000 shares, at $0.01 per share and totaling $2,750, to its President in exchange for general and administrative expenses paid on behalf of the Company.

On August 15, 2006, the Company issued 1,250,000 shares, at $0.01 per share and totaling $12,500, to its President in exchange for general and administrative expenses paid on behalf of the Company.

On November 1, 2007, the Company issued 19,300,000 shares, at $0.01 per share and totaling $193,000, as compensation to an officer of the Company.

On November 1, 2007, the Company issued 700,000 shares at $0.01 per share, and totaling $7,000, to a related party in exchange for services rendered.

On January 2, 2009, the Company issued 1,125,000 shares, at $0.16 per share and totaling $180,000, as compensation to an officer of the Company.

On February 5, 2010, the Company issued 4,000,000 shares, at $0.16 per share and totaling $640,000, as compensation to an officer of the Company.

On June 30, 2011, the Company issued 5,000,000 shares, at $0.10 per share and totaling $500,000 as compensation to an officer of the Company.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the year ended January 31, 2014 and 2013, $62,892 and $63,132, respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through January 31, 2014:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2014	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, January 31, 2014	2,000,000	$0.10	$0.10	-	$-

Unvested, January 31, 2014	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – INCOME TAXES

The Company has available net operating loss carry-forwards for financial statement and federal income tax purposes totaling $2,099,537.  These carryforwards expire if not used within 20 years from the year generated. The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of January 31, 2013 are as follows:

Deferred tax assets:

Federal net operating loss	$314,391
Total Deferred Tax Asset	314,391
Less valuation allowance	(314,391)
0

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

NOTE 7 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.