Form 10-Q
period 2014-04-30
Golden Opportunities CORP
filed 2014-06-02
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the quarterly period ended April 30, 2014
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

The number of shares outstanding of the Registrant’s common stock as of May 30, 2014 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

April 30, 2014

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
BALANCE SHEETS

	April 30, 2014	January 31, 2014
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$14	$91
Total Current Assets	14	91

TOTAL ASSETS	$14	91

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$875	$1,540
Shareholder loans	10,800	7,500
Total Current Liabilities	11,675	9,040

Convertible note payable, stockholder	164,994	164,994
TOTAL LIABILITIES	176,669	174,034

STOCKHOLDERS' DEFICIT

Common stock: par value $0.001; 100,000,000 shares authorized;
33,570,000 and 33,570,000 shares issued and outstanding, respectively	33,570	33,570
Additional paid-In capital	1,908,775	1,892,024
Deficit accumulated during the development stage	(2,119,000)	(2,099,537)
Total Stockholders' Deficit	(176,655)	(173,943)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$14	$91

See accompanying notes to the unaudited financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF OPERATIONS (unaudited)

	Three months Ended		February 2, 2005 (inception) through
	April 30, 2014	April 30, 2013	April 30, 2014

REVENUE	$-	$-	$-

OPERATING EXPENSES:
Professional Fees	2,712	2,752	87,127
General and Administrative	15,347	17,734	336,057
Stock Compensation	-	-	1,520,000
TOTAL OPERATING EXPENSES	18,059	20,486	1,943,184

LOSS FROM OPERATIONS	(18,059)	(20,486)	(1,943,184)

OTHER (INCOME) EXPENSES
Income from Debt Forgiveness	-		(6,000)
Interest Expense-Stockholder	1,404	1,147	181,816
TOTAL OTHER (INCOME) EXPENSES, NET	1,404	1,147	175,816

LOSS BEFORE INCOME TAXES	(19,463)	(21,633)	(2,119,000)

INCOME TAXES	-	-	-

NET LOSS	$(19,463)	$(21,633)	$(2,119,000)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	33,570,000

See accompanying notes to the unaudited financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENT OF STOCKHOLDERS' DEFICIT
For the Period from February 2, 2005 (inception) through April 30, 2014

				Deficit accumulated
			Additional	during the	Total
	Common Stock		Paid-in	Development	Stockholders'
	Shares	Amount	Capital	Stage	Deficit
Shares issued at inception	100,000	$100	$100	$-	$200
Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	100	(2,225)	(2,025)

Shares issued on acceptance of expenses paid on July 30, 2006	275,000	275	2,475	-	2,750
Shares issued on acceptance of expenses paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500
Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Shares issued as compensation at $0.001 per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000
Shares issued for cash at $0.025 per share during November 2007	1,780,000	1,780	42,720	-	44,500
Shares issued for cash at $0.025 per share on January 22, 2008	40,000	40	960	-	1,000
Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534
Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000
Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644
Other expenses as in-kind contribution			6,275		6,275
Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358
Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000
Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895
Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000
Stock options issued as compensation at 0.10 per share on July 30, 2011			31,933		31,933
Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			3,780		3,780
Stock options expense			63,132		63,132
Net Loss				(92,555)	(92,555)

Balance, January 31, 2013	33,570,000	33,570	1,659,931	(1,845,695)	(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(253,842)	(253,842)

Balance, January 31, 2014	33,570,000	$33,570	$1,892,024	$(2,099,537)	$(173,943)

Interest as in-kind contribution			1,404		1,404
Stock options expense			15,347		15,347
Net loss				(19,463)	(19,463)

Balance, April 30, 2014 (unaudited)	33,570,000	$33,570	$1,908,775	$(2,119,000)	$(176,655)

See accompanying notes to the unaudited financial statements

GOLDEN OPPORTUNITIES CORPORATION
(A development stage company)
STATEMENTS OF CASH FLOWS (unaudited)

	Three months Ended	Three months Ended	For the Period from February 2, 2005 (inception) through
	April 30, 2014	April 30, 2013	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(19,463)	$(21,633)	$(2,119,000)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest contribution	1,404	1,147	16,822
Other expenses contribution	-	-	6,275
Stock issued for acceptance of expenses paid	-	-	15,450
Stock issued as compensation	-	-	1,513,000
Stock issued for services rendered	-	-	7,000
Stock options issued for compensation	15,347	13,429	173,304
Beneficial conversion expense	-	-	164,994
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(665)	2,477	875
Shareholder advances	3,300	-	10,800
Convertible notes payable-Related party			164,994

Net cash used in operating activities	(77)	(4,580)	(45,486)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholder	-	4,800	-
Proceeds from sale of common shares	-	-	45,500
Net cash flows provided by financing activities	-	4,800	45,500

NET CHANGE IN CASH	(77)	220	14

CASH BALANCE AT BEGINNING OF PERIOD	91	50	-

CASH BALANCE AT END OF PERIOD	$14	$270	$14

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-	$-
Income taxes paid	$-	$-	$-

NON-CASH DISCLOSURE:
Shareholder advances converted to convertible note	$-	$-	$164,994

See accompanying notes to the unaudited financial statements

Golden Opportunities Corporation
(a development stage company)
NOTES TO FINANCIAL STATEMENTS
April 30, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended April 30, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the three month period ended April 30, 2014 are not necessarily indicative of the results for the full fiscal year ending January 31, 2015.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $14 and $91 at April 30 and January 31, 2014, respectively.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of April 30, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no recognized deferred tax assets or liabilities at April 30 or January 31, 2014.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through April 30, 2014 as they were anti-dilutive.

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through April 30, 2014

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring (8) years from the date of issuance	8,000,000

Total potentially outstanding dilutive shares	8,000,000

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at April 30 or January 31, 2014.

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

Share-based expense for the periods ended April 30 and January 31, 2014 was $0.

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

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has earned no revenues and at April 30, 2014 had accumulated a deficit of $2,119,000 during its development stage. The Company had a current period net loss of $19,463 and cash used in operations of $77.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Loans Payable

From inception to April 30, 2014, the Company’s sole officer/principal owner has loaned the Company $175,794. Loans were created as demand notes with no stated interest. The Company periodically imputed a nominal percentage of interest, which was accounted for as a contribution to paid-in-capital. In September 2013 a portion of loans payable were restructured into convertible notes payable.

Related party loans payable totaled $10,800 and $151,969 at April 30 and January 31, 2014, respectively.

Convertible Notes Payable

On September 15, 2013, $164,994 of related party loans payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are payable on demand, bear no interest, have a maturity date of September 15, 2023, and are convertible at the sole request of the holder/related party.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the 10-year lives of the notes

During the years ended January 31, 2014 and 2013, amortization of the beneficial conversion feature was $164,994 and $0, respectively. As of April 30, 2014, there was no remaining unamortized discount on notes.

Convertible notes payable totaled $164,994 at April 30 and January 31, 2014.

Equity – Common Stock

In 2005, the Company issued 100,000 shares, at $0.001 per share and totalling $200, to an officer of the company in exchange for expenses paid on behalf of the Company.

On July 30, 2006, the Company issued 275,000 shares, at $0.01 per share and totalling $2,750, to an officer of the company in in exchange for expenses paid on behalf of the Company.

On August 15, 2006, the Company issued 1,250,000 shares, at $0.01 per share and totalling $12,500, to an officer of the company in in exchange for expenses paid on behalf of the Company.

On November 1, 2007, the Company issued 3,000,000 shares, at $0.01 per share and totalling $30,000, to an officer of the company for compensation.

On November 1, 2007, the Company issued 700,000 shares, at $0.01 per share and totalling $7,000, to a related party in exchange for services rendered.

On November 1, 2007, the Company issued 16,300,000 shares, at $0.01 per share and totalling $163,000, as compensation to an officer of the Company.

On January 2, 2009, the Company issued 1,125,000 shares, at $0.16 per share and totalling $180,000 as compensation to an officer of the Company.

On February 5, 2010, the Company issued 4,000,000 shares, at $0.16 per share and totalling $640,000, as compensation to an officer of the Company.

On June 30, 2011, the Company issued 5,000,000 shares, at $0.10 per share and totalling $500,000, as compensation to an officer of the Company.

Equity – Options

In 2011 the Company issued an option to purchase 8,000,000 common shares at $0.10 per share and having no value on the date of grant, to an officer of the company for compensation. See Note 5, Stockholders’ Equity – Options.

Summary of Compensation Expense-Options

Date	Projected Fair Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize Unrecognized Compensation Years

7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	93,022	408,959	5.5
1/31/2014		62,891		43	155,956	346,068	4.5
4/30/2014		15,347			171,303	330,721	4.25

Other
The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 5 – STOCKHOLDERS’ EQUITY

Preferred stock
Preferred stock totals 50,000,000 shares authorized at a par value of $0.001, of which none are issued or outstanding.

Common stock
Equity –Common Stock

On February 2, 2005, the Company issued 100,000 shares, at $0.001 per share and totalling $200, to its President in exchange for incorporation expenses paid on behalf of the Company.

On June 30, 2006, the Company issued 275,000 shares, at $0.01 per share and totalling $2,750, to its President in exchange for general and administrative expenses paid on behalf of the Company.

On August 15, 2006, the Company issued 1,250,000 shares, at $0.01 per share and totalling $12,500, to its President in exchange for general and administrative expenses paid on behalf of the Company.

On November 1, 2007, the Company issued 19,300,000 shares, at $0.01 per share and totalling $193,000, as compensation to an officer of the Company.

On November 1, 2007, the Company issued 700,000 shares at $0.01 per share, and totalling $7,000, to a related party in exchange for services rendered.

On January 2, 2009, the Company issued 1,125,000 shares, at $0.16 per share and totalling $180,000, as compensation to an officer of the Company.

On February 5, 2010, the Company issued 4,000,000 shares, at $0.16 per share and totalling $640,000, as compensation to an officer of the Company.

On June 30, 2011, the Company issued 5,000,000 shares, at $0.10 per share and totalling $500,000 as compensation to an officer of the Company.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the periods ended April 30, 2014 and 2013, $15,347 and $13,429, respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through April 30, 2014:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2014	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, April 30, 2014	2,000,000	$0.10	$0.10	-	$-

Unvested, April 30, 2014	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – INCOME TAXES

The Company has a net operating loss carry-forward for financial statement and federal income tax purposes of $2,119,000 that will begin expiring in 2025.

The Company's management has decided a valuation allowance is necessary to reduce any tax benefits because the available benefits are more likely than not to expire before they can be used.

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2014 are as follows:

Deferred tax assets:

Federal net operating loss	$317,850
Total Deferred Tax Asset	317,850
Less valuation allowance	(317,850)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

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

For a full description of our critical accounting policies, please refer to Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our 2014 Annual Report on Form 10-K.

Results of Operations

The Company did not have any operating income for the three-month periods ending April 30, 2014 and 2013. For the three months ended April 30, 2014, the company had a net loss of $19,463 compared to a net loss of $21,633 for the three month period ending April 30, 2013. The decrease in expenses is primarily attributable to a decrease in travel expense.

Liquidity and Capital Resources

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April 30, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were not adequate nor effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

For a full discussion of our internal control over financial reporting, please refer to Item 9A, “Controls and Procedures” in our 2014 Annual Report on Form 10-K.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: May 30, 2014	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial Officer & Director