Form 10-Q
period 2014-07-31
Golden Opportunities CORP
filed 2014-08-28
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2014

or

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

The number of shares outstanding of the Registrant’s common stock as of August 25, 2014 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

July 31, 2014

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION
CONDENSED BALANCE SHEETS

	As of July 31, 2014	As of January 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$23	$91
Total Current Assets	23	91

TOTAL ASSETS	$23	$91

LIABILITIES & SHAREHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	875	1,540
Loans-Related Party	12,800	7,500
Total Current Liabilities	13,675	9,040

Convertible note payable-Related party	164,994	164,994
TOTAL LIABILITIES	178,669	174,034

COMMITMENTS AND CONTINGENCIES (Note 2)

Shareholders’ (Deficit)
Preferred stock ($.001 par value, 50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value, 100,000,000 shares authorized, 33,570,000 shares issued and outstanding at July 31, 2014 and January 31, 2014)	33,570	33,570
Additional paid in capital	1,926,091	1,892,024
Accumulated deficit	(2,138,307)	(2,099,537)

Total Shareholder (Deficit)	(178,646)	(173,943)

TOTAL LIABILITIES & SHAREHOLDER’S (DEFICIT)	$23	$91

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLDEN OPPORTUNITIES CORPORATION
CONDENSED STATEMENTS OF OPERATIONS
(UNAUDITED)

	Three Months Ended July 31, 2014	Three Months Ended July 31, 2013	Six Months Ended July 31, 2014	Six Months Ended July 31, 2013

Compensation Costs	$15,865	17,511	31,212	30,940
Share-based Expenses	$—	—	—	—
General and Administrative	15	4,428	15	8,732
Professional fees	1,976	1,600	4,688	4,352
Interest Expense	1,451	1,203	2,855	2,350

Total General & Administrative Expenses	19,307	24,742	38,770	46,374

Net Loss	$(19,307)	(24,742)	(38,770)	(46,374)

Basic and Diluted Loss Per Share	$(0.00)		(0.00)
Weighted average number of common shares outstanding	20,000,000		20,000,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF SHAREHOLDERS' (DEFICIT)
For the Period from February 2, 2005 through July 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Deficit	Deficit	Deficit
Shares issued at inception	100,000	$100	$100	$-	$200
Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	100	(2,225)	(2,025)

Shares issued on acceptance of expenses paid on July 30, 2006	275,000	275	2,475	-	2,750
Shares issued on acceptance of expenses paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500
Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Shares issued as compensation at $0.001 per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000
Shares issued for cash at $0.025 per share during November 2007	1,780,000	1,780	42,720	-	44,500
Shares issued for cash at $0.025 per share on January 22, 2008	40,000	40	960	-	1,000
Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534
Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000
Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644
Other expenses as in-kind contribution			6,275		6,275
Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358
Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000
Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895
Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000
Stock options issued as compensation at 0.10 per share on July 30, 2011			31,933		31,933
Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			3,780		3,780
Stock options expense			63,132		63,132
Net Loss				(92,555)	(92,555)

Balance, January 31, 2013	33,570,000	33,570	1,659,931	(1,845,695)	(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(253,842)	(253,842)

Balance, January 31, 2014	33,570,000	$33,570	$1,892,024	$(2,099,537)	$(173,943)

Interest as in-kind contribution			2,855		2,855
Stock options expense			31,212		31,212
Net loss				(38,770)	(38,770)

Balance, July 31, 2014 (unaudited)	33,570,000	$33,570	$1,926,091	$(2,138,307)	$(178,646)

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)

	Six months Ended	Six months Ended
	July 31, 2014	July 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(38,770)	$(46,374)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest contribution	2,855	2,350
Other expenses contribution	-	-
Stock issued for acceptance of expenses paid	-	-
Stock issued as compensation	-	-
Stock issued for services rendered	-	-
Stock options issued for compensation	31,212	30,940
Beneficial conversion expense	-	-
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(665)	100
Shareholder advances	5,300	13,025
Convertible notes payable-Related party

Net cash (used by) provided by operating activities	(68)	41

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholder	-	-
Proceeds from sale of common shares	-	-
Net cash flows provided by financing activities	-	-

NET CHANGE IN CASH	(68)	41

CASH BALANCE AT BEGINNING OF PERIOD	91	50

CASH BALANCE AT END OF PERIOD	$23	$91

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH DISCLOSURE:
Shareholder advances converted to convertible note	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

Golden Opportunities Corporation
NOTES TO FINANCIAL STATEMENTS
July 31, 2014
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

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January 31, 2014 and notes thereto and other pertinent information contained in our Form 10-K the Company has filed with the Securities and Exchange Commission (the “SEC”).

The results of operations for the six month period ended July 31, 2014 are not necessarily indicative of the results for the full fiscal year ending January 31, 2015.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $23 and $91 at July 31 and January 31, 2014, respectively.

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

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at July 31and January 31, 2014.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of July 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

There were no recognized deferred tax assets or liabilities at July 31 or January 31, 2014.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through July 31, 2014 as they were anti-dilutive.

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through July 31, 2014

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

•
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

•
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

•
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

•
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

Share-based expense for the periods ended July 31 and January 31, 2014 was $0.

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

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore, there is no anticipation of any effect to the consolidated financial statements.

In June 2014, the FAAB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). As objectives of the amendments in this Update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities the early adoption of this guidance has not impacted our financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has earned no revenues and at July 31, 2014 had accumulated a deficit of $2,138,307. The Company had a current period net loss of $38,770 and cash used in operations of $68.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Loans Payable

From inception to July 31, 2014, the Company’s sole officer/principal owner has loaned the Company $177, 794. Loans were created as demand notes with no stated interest. The Company periodically imputes a nominal percentage of interest, which is accounted for as contributions to paid-in-capital. In September 2013 a portion of loans payable were restructured into convertible notes payable.

Shareholder loans payable totalled $12,800 and $151,969 at July 31 and January 31, 2014, respectively.

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

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and will amortize this discount over the 10-year lives of the notes

During the years ended January 31, 2014 and 2013, amortization of the beneficial conversion feature was $164,994 and $0, respectively. As of July 31, 2014, there was no remaining unamortized discount on notes.

Convertible notes payable totalled $164,994 at July 31 and January 31, 2014.

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

Summary of Compensation Expense-Options

Date	Projected Fair Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize Unrecognized Compensation Years

7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	95,065	408,959	5.5
1/31/2014		62,891		43	157,957	346,068	4.5
7/31/2014		31,212			189,169	314,855	4.0

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the periods ended July 31, 2014 and 2013, $31,212 and $31,294, respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through July 31, 2014:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2014	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, July 31, 2014	2,000,000	$0.10	$0.10	-	$-

Unvested, July 31, 2014	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – INCOME TAXES

The Company has a net operating loss carry-forward for financial statement and federal income tax purposes of $2,138,307 that will begin expiring in 2025.

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

Deferred income taxes reflect the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial statement purposes and the amounts used for income tax purposes. Significant components of the Company's deferred tax liabilities and assets as of April 30, 2014 are as follows:

Deferred tax assets:

Federal net operating loss	$2,138,307
Total Deferred Tax Asset	320,746
Less valuation allowance	(320,746)

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

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

The assumptions used for purposes of the forward-looking statements specified in the following information represent estimates of future events and are subject to uncertainty as to possible changes in economic, legislative, industry, and other circumstances. As a result, the identification and interpretation of data and other information and their use in developing and selecting assumptions from and among reasonable alternatives require the exercise of judgment. To the extent that the assumed events do not occur, the outcome may vary substantially from anticipated or projected results, and, accordingly, no opinion is expressed on the achievability of those forward-looking statements. No assurance can be given that any of the assumptions relating to the forward-looking statements specified in the following information are accurate, and we assume no obligation to update any such forward-looking statements.

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

In light of the current economic situation, we are evaluating a number of temporary-to-permanent office locations in Hong Kong central to many businesses operating in Asia. Rent has become more competitive over the last 12 months and we are looking for the most favorable situation for the Company.

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

Results of Operations

Three months ended July 31, 2014 and 2013

 The Company did not have any operating income for the three-month periods ending July 31, 2014 and 2013. For the three months ended July 31, 2014, the company had a net loss of $19,307 compared to a net loss of $24,742 for the three month period ending July 31, 2013. The decrease in expense is primarily attributable to a decrease in travel expense.

Six months ended July 31, 2014 and 2013

The Company did not have any operating income for the six-month periods ending July 31, 2014 and 2013. For the six months ended July 31, 2014, the company had a net loss of $38,770 compared to a net loss of $46,374 for the six month period ending July 31, 2013. The decrease in expense is primarily attributable to a decrease in travel expense.

Liquidity and Capital Resources

At the end of both July 31, 2104 and 2013, cash totaled $23 and $91, respectively. For the six months ended July 31, 2014 and 2013 non-cash expenses comprised approximately 88% and 72% of our net losses, respectively. Other operating expenses are funded through shareholder advances.

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of July 31, 2014 and 2013.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of July 31, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were not adequate nor effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended July 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Currently we are not aware of any litigation pending or threatened by or against the Company.

ITEM 1A. RISK FACTORS

No applicable for smaller reporting company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

 ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Accounting Officer

32.1	Section 1350 Certifications of Chief Executive Officer and Principal Accounting Officer

101.INS **	XBRL Instance Document

101.SCH **	XBRL Taxonomy Extension Schema Document

101.CAL **	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF **	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB **	XBRL Taxonomy Extension Label Linkbase Document

101.PRE **	XBRL Taxonomy Extension Presentation Linkbase Document
_______________
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

GOLDEN OPPORTUNITIES CORPORATION

Date: August 25, 2014	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Chief Financial Officer & Director