Form 10-Q
period 2014-10-31
Golden Opportunities CORP
filed 2014-12-11
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2014

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Forthetransitionperiodfrom ________to ________

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

The number of shares outstanding of the Registrant’s common stock as of December 1, 2014 was 33,570,000 shares of common stock.

GOLDEN OPPORTUNITIES CORPORATION

FORM 10-Q

October 31, 2014

PART 1 - FINANCIAL INFORMATION

GOLDEN OPPORTUNITIES CORPORATION

CONDENSED BALANCE SHEETS

	As of October 31, 2014	As of January 31, 2014
	(unaudited)	(audited)
ASSETS
Current Assets
Cash	$15	$91

Total Current Assets	15	91

TOTAL ASSETS	$15	$91

LIABILITIES & SHAREHOLDER’S EQUITY (DEFICIT)
Current Liabilities
Accrued expenses	1,615	1,540
Shareholder advances	14,442	7,500
Total Current Liabilities	16,057	9,040

Convertible note payable-Related party	164,994	164,994
TOTAL LIABILITIES	181,051	174,034

COMMITMENTS AND CONTINGENCIES

Shareholders’ Equity (Deficit)
Preferred stock ($.001 par value, 50,000,000 shares authorized; none issued and outstanding)	—	—
Common stock ($.001 par value, 100,000,000 shares authorized, 33,570,000 shares issued and outstanding at October 31, 2014 and January 31, 2014)	33,570	33,570
Additional paid in capital	1,943,408	1,892,024
Accumulated deficit	(2,158,014)	(2,099,537)

Total Shareholder (Deficit)	(181,036)	(173,943)

TOTAL LIABILITIES & SHAREHOLDER’S (DEFICIT)	$15	$91

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLDEN OPPORTUNITIES CORPORATION

CONDENSED STATEMENTS OF OPERATIONS

(UNAUDITED)

	Three Months Ended October 31, 2014	Three Months Ended October 31, 2013	Nine Months Ended October 31, 2014	Nine Months Ended October 31, 2013

Compensation Costs	$15,865	15,869	47,077	46,809
General and Administrative	42	4,303	58	13,035
Professional fees	2,348	1,584	7,036	5,936
Total General & Administrative Expenses	18,255	21,756	54,170	65,780

Loss from Operations	(18,255)	(21,756)	(54,170)	(65,780)

Other Income (Expense):
Interest Expense	(1,452)	-	(4,307)	(2,350)
Beneficial Conversion	-	(164,944)	-	(164,994)
Net Loss	$(19,707)	(186,750)	(58,477)	(233,124)

Basic and Diluted Loss Per Share	$(0.00)	(0.01)	(0.00)	(0.01)
Weighted average number of common shares outstanding	33,570,000	33,570,000	33,570,000	33,570,000

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF SHAREHOLDERS' (DEFICIT)
For the Period from February 2, 2005 through October 31, 2014

			Additional		Total
	Common Stock		Paid-in	Accumulated	Shareholders'
	Shares	Amount	Deficit	Deficit	Deficit
Shares issued at inception	100,000	$100	$100	$-	$200
Net Loss				(2,225)	(2,225)

Balance, January 31, 2006	100,000	100	100	(2,225)	(2,025)

Shares issued on acceptance of expenses paid on July 30, 2006	275,000	275	2,475	-	2,750
Shares issued on acceptance of expenses paid on August 15, 2006	1,250,000	1,250	11,250	-	12,500
Net Loss				(17,250)	(17,250)

Balance, January 31, 2007	1,625,000	1,625	13,725	(19,475)	(4,125)

Shares issued as compensation at $0.001 per share on November 1, 2007	20,000,000	20,000	180,000	-	200,000
Shares issued for cash at $0.025 per share during November 2007	1,780,000	1,780	42,720	-	44,500
Shares issued for cash at $0.025 per share on January 22, 2008	40,000	40	960	-	1,000
Net Loss				(204,937)	(204,937)

Balance, January 31, 2008	23,445,000	23,445	237,505	(224,412)	36,538

Interest as in-kind contribution			534		534
Shares issued as compensation at $0.16 per share on January 2, 2009	1,125,000	1,125	178,875		180,000
Net Loss				(270,426)	(270,426)

Balance, January 31, 2009	24,570,000	24,570	416,914	(494,838)	(53,354)

Interest as in-kind contribution			1,644		1,644
Other expenses as in-kind contribution			6,275		6,275
Net Loss				(26,654)	(26,654)

Balance, January 31, 2010	24,570,000	24,570	424,833	(521,492)	(72,089)

Interest as in-kind contribution			2,358		2,358
Shares issued as compensation at $0.16 per share on February 5, 2010	4,000,000	4,000	636,000		640,000
Net Loss				(669,200)	(669,200)

Balance, January 31, 2011	28,570,000	28,570	1,063,191	(1,190,692)	(98,931)

Interest as in-kind contribution			2,895		2,895
Shares issued as compensation at $0.10 per share on June 30, 2011	5,000,000	5,000	495,000		500,000
Stock options issued as compensation at 0.10 per share on July 30, 2011			31,933		31,933
Net Loss				(562,448)	(562,448)

Balance, January 31, 2012	33,570,000	33,570	1,593,019	(1,753,140)	(126,551)

Interest as in-kind contribution			3,780		3,780
Stock options expense			63,132		63,132
Net Loss				(92,555)	(92,555)

Balance, January 31, 2013	33,570,000	33,570	1,659,931	(1,845,695)	(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(253,842)	(253,842)

Balance, January 31, 2014	33,570,000	$33,570	$1,892,024	$(2,099,537)	$(173,943)

Interest as in-kind contribution			4,307		4,307
Stock options expense			47,077		47,077
Net loss (unaudited)				(58,477)	(58,477)

Balance, July 31, 2014 (unaudited)	33,570,000	$33,570	$1,943,408	$(2,158,014)	$(181,036)

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)

	Nine months Ended	Nine months Ended
	October 31, 2014	October 31, 2013
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(58,477)	$(233,124)
Adjustments to reconcile net loss to net cash used in operating activities:

Interest contribution to capital	4,307	2,350
Stock options issued as compensation	-	46,809
Stock options issued for compensation	47,077	-
Amortization of beneficial conversion	-	164,994
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	75	100
Shareholder advances	6,942	18,825

Net cash (used by) provided by operating activities	(76)	(46)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash flows provided by financing activities	-	-

NET CHANGE IN CASH	(76)	(46)

CASH BALANCE AT BEGINNING OF PERIOD	91	50

CASH BALANCE AT END OF PERIOD	$15	$4

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

See Accompanying Notes to Unaudited Condensed Financial Statements

GOLDEN OPPORTUNITIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

October 31, 2014

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

The results of operations for the nine month period ended October 31, 2014 are not necessarily indicative of the results for the full fiscal year ending January 31, 2015.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $15 and $4 at October 31 and January 31, 2014, respectively.

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method (“Indirect method”) as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at October 31 and January 31, 2014.

Fair value of financial instruments

The Company’s balance sheet includes certain financial instruments: cash; accounts payable; accrued expenses; amounts due to shareholder; and convertible notes payable. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of October 31, 2014. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 (inception) through October 31, 2014 as they were anti-dilutive.

Number of potentially outstanding dilutive shares
For the Period from February 2, 2005 (inception) through October 31, 2014

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring (8) years from the date of issuance	8,000,000

Total potentially outstanding dilutive shares	8,000,000

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions. (See Note 4, Related Party Transactions.)

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

Share-based expense for the periods ended October 31 and January 31, 2014 was $0.

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

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted but not required; at this time we are not early adopting. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

In June 2014, FASB issued Accounting Standards Update (ASU) No. 2014-12 Compensation — Stock Compensation (Topic 718), Accounting for Share-Based Payments When the Terms of an Award Provide That a Performance Target Could Be Achieved after the Requisite Service Period. A performance target in a share-based payment that affects vesting and that could be achieved after the requisite service period should be accounted for as a performance condition under Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. As a result, the target is not reflected in the estimation of the award’s grant date fair value. Compensation cost would be recognized over the required service period, if it is probable that the performance condition will be achieved. The guidance is effective for annual periods beginning after December 15, 2015 and interim periods within those annual periods. Early adoption is permitted. Management has reviewed the ASU and believes that they currently account for these awards in a manner consistent with the new guidance, therefore, there is no expected impact on our financial statements or results of operations.

In June 2014, the FAAB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). We early adopted this pronouncement in the period ended July 31, 2014. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has earned no revenues and at October 31, 2014 had accumulated a deficit of $2,158,014. The Company had a current period net loss of $58,477 and cash used by operating activities of $76.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Shareholder Advances

During the period ended October 31, 2014 the Company’s sole officer/principal owner advanced a total of $6,942.

Shareholder advances totalled $14,442 and $7,500 at October 31 and January 31, 2014, respectively.

Convertible Notes Payable

On September 15, 2013, $164,994 of shareholder loans payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are payable on demand, bear no interest, have a maturity date of September 15, 2023, and are convertible at the sole request of the holder/related party. Interest is imputed at the applicable federal rate of the origination date (3.49%) and recorded as contributed capital.

Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% and recognized a beneficial conversion expense of $164,994 on September 15, 2013.

Convertible notes payable totalled $164,994 at October 31 and January 31, 2014. Interest expense for the periods ended October 31, 2014 and 2013 was $4,307 and $2,350.

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

Summary of Compensation Expense-Options

Date	Projected Fair Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize Unrecognized Compensation Years

7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	95,065	408,959	5.5
1/31/2014		62,891		43	157,957	346,067	4.5
10/31/2014		47,077			205,034	298,990	3.75

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

The fair value of the option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 30, 2011

E Expected option life (year)	8

Expected volatility	58.62%*

Expected dividends	0.00%

Risk-free rate(s)	2.32%

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the periods ended October 31, 2014 and 2013, $47,077 and $47,027, respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through October 31, 2014:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2013	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2014	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, July 31, 2014	2,000,000	$0.10	$0.10	-	$-

Unvested, October 31, 2014	6,000,000	$0.10	$0.10	-	$-

NOTE 6 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses generated based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of October 31, 2014 and 2013, the Company has incurred net losses of $2,158,015 and $2,078,819 resulting in net operating losses for income tax purposes. Under the Internal Revenue Code of 1986, as amended, these losses can be carried forward twenty years. As of October 31, 2014 the Company has net operating loss carry forwards, which begin expiring in 2025. The loss results in a deferred tax asset of approximately $323,700 at the effective statutory rate of 15%. The deferred tax asset has been off-set by an equal valuation allowance.

	October 31,
	2014	2013
Deferred tax asset, generated from net operating loss at statutory rates	$323,700	$311,800
Valuation allowance	(323,700)	(311,800)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

The Company has not taken any uncertain tax positions, however, has open tax years subject to audit by the Internal Revenue Services, for the years beginning in 2011.

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

The world-wide impact of the economic recession of 2009 and continuing through the present time has delayed the full execution of our business plan. However, we continue to seek out the best potential opportunity for the shareholders. While we will not need to merge or acquire companies we will remain open to any sound business combination to achieve success. We intend to establish our initial offices in Hong Kong (SAR), China, or Shenzhen, China—and expand into emerging markets in Asia. We continue to talk to possible targets regarding business combinations, mergers, joint ventures, or other viable combinations to maximize shareholder value.

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

Results of Operations

Three months ended October 31, 2014 and 2013

The Company did not have any operating income for the three-month periods ending October 31, 2014 and 2013. For the three months ended October 31, 2014, the company had a net loss of $19,707 compared to a net loss of $186,750 for the three-month period ending October 31, 2013. The decrease in expense is primarily comprised of a noncash beneficial conversion of approximately $165,000.

Nine months ended October 31, 2014 and 2013

The Company did not have any operating income for the nine-month periods ending October 31, 2014 and 2013. For the nine months ended October 31, 2014, the company had a net loss of $58, 477 compared to a net loss of $231,124 for the nine month period ending October 31, 2013. The decrease in expense consists of a noncash beneficial conversion of approximately $165,000 and travel expense of approximately $12,700 offset by an approximate $1,100 increase in professional fees.

Liquidity and Capital Resources

 We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2014 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of October 31, 2014 and 2013.

For the nine-month periods ended October 31, 2104 and 2013 approximately $51,400 (88%) and $214,200 (92%) of our net losses were noncash expenses: loan interest and beneficial conversion amortization. Our operating expenses are funded as they come due by shareholder loans from our sole officer and principal owner resulting in minimal cash balances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities” (SPEs).

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company, as defined by §229.10(f)(1), and are not required to provide the information required by this item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of October 31, 2014, have concluded that as of such date the Company’s disclosure controls and procedures were not adequate nor effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

GOLDEN OPPORTUNITIES CORPORATION

Date: December 8, 2014	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer, Principal Financial Officer

