Form 10-K
period 2015-01-31
Golden Opportunities CORP
filed 2015-03-16
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

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

Common Stock, par value $0.00001

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

As of March 13, 2015, the registrant had 33,570,000 shares of its common stock outstanding.

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

We intend to use the experience of our sole executive to implement our plan as a business partner with active companies in the marketing, financial, and public relations markets, i.e. assisting our clients in their IPOs and other types of fund raising activities, or any other sales or marketing of products or services in Asia or any other company actively engaged in the professional services market or in the sales and /or manufacture and distribution of services or products in Asia. We continue to reach out to potential suitors for the company to be used as an investment vehicle for their future expansion or public company platform.

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

In addition to our expansion in service scope, we are also planning to expand our footprint in Asia via a mergers and acquisitions strategy. We will serve as a platform for a co-operative structure together with professional service companies in Hong Kong, Vietnam, Singapore, Thailand, the Philippines and Malaysia. In addition to the aforesaid countries, we may further expand into other countries (collectively, the “Emerging Markets”) with potential for its business model to achieve remarkable growth and return to its shareholders. We will leverage our sales/marketing platform to attract Partners who desire to be part of a publicly traded company. We will also reach out to potential suitors for the company to be used as an investment vehicle for their future expansion or public company platform.

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

________________

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

ITEM 1A. RISK FACTORS

We are a Smaller Reporting Company as defined by Rule 12b-2 of the Securities Exchange Act of 1934 and are not required to provide the information under this item.

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

Holders

There are over 30 shareholders of our Common Stock. The issued and outstanding shares of our Common Stock were issued in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act of 1933.

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

Equity Compensation Plan Information

The following table sets forth certain information as of January 31, 2015, with respect to compensation plans under which our equity securities are authorized for issuance:

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

While we will not need to merge or acquire companies we will remain open to any sound business combination to achieve success. We intend to establish our initial offices in Hong Kong (SAR), China, or Shenzhen, China—and expand into emerging markets in Asia. We continue to reach out to potential suitors for the company to be used as an investment vehicle for their future expansion or public company platform. As the Company is publicly traded and is not a shell, the Company delivers a great value to any potential suitor that intends to go public.

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

Results of Operations For the year Ended January 31, 2015 compared to the year ended January 31, 2014.

We had no revenues in the years ended January 31, 2015 and 2014.

Operating expenses totaled $79,256 and $84,641 for the periods ending January 31, 2015 and 2014, respectively. The decrease was driven by professional fees, primarily edgarizing fees.

Other expenses totaled $5,537 and $4,207 for the periods ending January 31, 2015 and 2014, respectively. The increase in other expense is primarily attributable to interest on increasing debt balance. The small increase is driven by interest expense on convertible notes payable.

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

The exact allocation, purposes and timing of any monies raised in subsequent private financings may vary significantly depending upon the exact amount of funds raised and our progress with the execution of our Plan of Operations. At January 31, 2015, the Company had some capital resources and will rely upon the issuance of common stock and notes and capital contributions from shareholders to fund administrative expenses pending acquisition of an operating company.

We have no known demands or commitments and are not aware of any events or uncertainties as of January 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

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

Capital Resources

We had no material commitments for capital expenditures as of January 31, 2015 and 2014.

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

As of January 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE

The directors and executive officers of the Company are:

Name	Age	Position	Date Appointed
Michael A. Zahorik	52	President, Chief Executive Officer, Chief Financial Officer, Director	November 7, 2005

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

 Employment Agreements

We do not have any employment agreements in place with our sole officer and director

 ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth the number and percentage of shares of our common stock owned as of March 13, 2015 by all persons (i) known to us who own more than 5% of the outstanding number of such shares, (ii) by all of our directors, and (iii) by all officers and directors of us as a group. Unless otherwise indicated, each of the stockholders has sole voting and investment power with respect to the shares beneficially owned.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class

Michael A. Zahorik	15,755,000	46.9%
Falcon Investment Holdings Ltd	3,800,000	11.3%

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

	Years Ended January 31,
Category	2015	2014
Audit Fees	$4,500	$4,000
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

Tax fees. Consists of professional services rendered by our principal accountant for tax compliance, tax advice, and tax planning.

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

GOLDEN OPPORTUNITIES CORP.

Date: March 13, 2015	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: March 13, 2015	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer Chief Financial Officer

GOLDEN OPPORTUNITIES CORPORATION

FINANCIAL STATEMENTS

AS OF JANUARY 31, 2015

GOLDEN OPPORTUNITIES CORPORATION

Financial Statements Table of Contents

Messineo & Co., CPAs LLC 2471 N McMullen Booth Road, Suite 302 Clearwater, FL 33759-1362 T: (518) 530-1122 F: (727) 674-0511

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors of:

Golden Opportunities Corporation

Superior, CO

We have audited the accompanying balance sheets of Golden Opportunities Corporation as of January 31, 2015 and 2014 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Golden Opportunities Corporation as of January 31, 2015 and 2014 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

As discussed in Note 2 to the financial statements, the January 31, 2014 financial statements have been restated to correct a misstatement.

Messineo & Co., CPAs LLC

Clearwater, Florida

March 12, 2015

GOLDEN OPPORTUNITIES CORPORATION
BALANCE SHEETS

	January 31, 2015	January 31, 2014
		RESTATED
ASSETS

CURRENT ASSETS
Cash	$16	$91
Total Current Assets	16	91

TOTAL ASSETS	$16	$91

LIABILITIES AND STOCKHOLERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$3,312	$1,540
Shareholder loans	21,967	7,500
Total Current Liabilities	25,279	9,040
Convertible notes payable, related party, net of debt discounts	6,530	1,583
TOTAL LIABILITIES	31,809	10,623

Commitments and contingencies

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.00001*; 10,000,000 shares authorized; none issued
Common stock: par value $0.00001*; 500,000,000 shares authorized; 33,570,000 and 33,570,000 shares issued and outstanding, respectively	336	336
Additional paid-in capital	1,988,790	1,925,258
Accumulated deficit	(2,020,919)	(1,936,126)
Total Stockholders' Deficit	(31,793)	(10,532)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$16	$91

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See auditor's report and the accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF OPERATIONS

	Year	Year
	Ended	Ended
	January 31, 2015	January 31, 2014
		RESTATED

REVENUE	$-	$-
COST OF SERVICES	-	-
GROSS PROFIT	-	-

OPERATING EXPENSES:
PROFESSIONAL FEES	10,349	8,709
GENERAL AND ADMINISTRATIVE EXPENSES	68,907	75,932
TOTAL OPERATING EXPENSES	79,256	84,641

LOSS FROM OPERATIONS	(79,256)	(84,641)

OTHER (INCOME) EXPENSES

INTEREST EXPENSE - STOCKHOLDER	5,537	4,207
TOTAL OTHER (INCOME) EXPENSES, NET	5,537	4,207

LOSS BEFORE INCOME TAXES	(84,793)	(88,848)

INCOME TAXES	-	-

NET LOSS	$(84,793)	$(88,848)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:
- basic & diluted	33,570,000	33,570,000

See auditor's report and the accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT
January 31, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount*	Capital	Deficit	Deficit

Balance, January 31, 2013	33,570,000	336	1,693,165	(1,845,695)	(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(88,848)	(88,848)

Balance, January 31, 2014	33,570,000	$336	$1,925,258	$(1,936,126)	$(10,532)

Interest as in-kind contribution			590		590
Stock options expense			62,942		62,942
Net Loss				(84,793)	(84,793)

Balance, January 31, 2015	33,570,000	$336	$2,000,194	$(2,020,919)	$(31,793)

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See auditor's report and the accompanying notes to the financial statements

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS

	Year	Year
	Ended	Ended
	January 31, 2015	January 31, 2014
		RESTATED

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(84,793)	$(88,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest contribution	590	4,207
Amortization of debt discounts	4,947	-
Stock options issued for compensation	62,942	62,892
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	1.,772	1,265
Shareholder advances	14,467	20,525
Net cash used in operating activities	(75)	41

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Net cash flows provided by financing activities	-	-

NET CHANGE IN CASH	(75)	41

CASH BALANCE AT BEGINNING OF PERIOD	91	50

CASH BALANCE AT END OF PERIOD	$16	$91

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH DISCLOSURE:
Shareholder advances converted to convertible note	$-	$164,994

See auditor's report and the accompanying notes to the financial statements

Golden Opportunities Corporation

NOTES TO FINANCIAL STATEMENTS

January 31, 2015

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

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Restatement for the year ending January 31, 2014

In preparation of current year financial statements, management discovered substantial errors in the accounting for a beneficial conversion feature on related party debt. Specifically, a certain convertible note originated during the year ended January 31, 2014 contained a beneficial conversion feature which was expensed immediately. Management has determined that the appropriate accounting treatment would have been to recognize the beneficial conversion feature initially as a discount against the convertible note payable and amortize such discount, using the effective interest rate method over the life of the note. The correction of this issue includes reclassifying the amount expensed at inception to debt discount and then the initial period amortization of the debt discount. A summary of the changes to the financial statements originally reported is as follows:

Restatement of January 31, 2014:

	Originally
	Reported		Adjustment	Restated

Current assets	$91			$91
Total Assets	$91		$-	$91

Current Liabilities	9,040		-	9,040
Convertible note payable, related party, net of debt discounts	164,994	(a)	(164,994)	1,583
		(b)	1,583
Total Liabilities	174,034		(163,411)	10,623

Common stock	33,570			33,570
Additional paid in capital	1,892,024			1,892,024
Accumulated deficit	(2,099,537)		163,411	(1,936,126)
Total Stockholders' Deficit	(173,943)		163,411	(10,532)
Total Liabilities and Stockholders’ Deficit	$91		$-	$91

Operating Expenses	84,641			84,641
Other income (expense)	(169,201)	(a)	164,994	(5,790)
		(b)	(1,583)
Net Loss	$(253,842)		$163,411	$(90,431)

(a) Reclassification of beneficial conversion from expense to debt discount.

(b) Amortization of debt discount on interest rate method.

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported losses.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $16 and $91 at January 31, 2015 and 2014, respectively.

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

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at January 31, 2015 or 2014.

 Fair value of financial instruments

The Company’s balance sheet includes financial instruments, including cash, accounts payable, accrued expenses, amounts due to related party and convertible notes payable to a related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of January 31, 2015. The respective carrying value of certain on-balance-sheet financial instruments approximated their fair values due to the short-term nature of these instruments. These financial instruments consist of accrued expenses and shareholder loans.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the year ending January 31, 2015 as they were anti-dilutive.

Number of potentially outstanding dilutive shares through January 31, 2015

Stock options issued on July 30, 2011 to the officer of the Company with an exercise price of $0.10 per share expiring (8) years from the date of issuance	8,000,000
Convertible notes payable (2 of equal face value), to the officer of the Company with a conversion prices of $.01 and $.005, with maturity date of September 15, 2023	24,749,100
Total potentially outstanding dilutive shares	32,749,100

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-based expense

ASC 718, Compensation – Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values at the date of grant.

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

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has earned no revenues and at January 31, 2015 had accumulated a deficit of $2,020,919. The Company had a current year net loss of $84,793 and cash used by operating activities totalled $75.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

In February 2015, FASB issued Accounting Standards Update (ASU) No. 2015-02, Consolidation (Topic 810). The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update simplify the codification and reduce the number of consolidation models by eliminating the indefinite deferral of Statement 167 and placing more emphasis on the risk of loss when determining controlling financial interests. Early adoption is permitted, but not required. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In January 2015, FASB issued Accounting Standards Update (ASU) No. 2015-01, Income Statement-Extraordinary and Unusual Items (Subtopic 225-20). This update eliminates from GAAP the concept of extraordinary items. The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendment may be applied both prospectively and retrospectively. Early adoption is permitted, but not required; as long as the standard is applied from the beginning of the fiscal year of adoption. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In August 2014, FASB issued Accounting Standards Update (ASU) No. 2014-15, Presentation of Financial Statements – Going Concern; Disclosures of Uncertainties about an Entity’s Ability to Continue as a Going Concern. The amendments in this update provide guidance in GAAP about management’s responsibility to evaluate whether there is substantial doubt about an entity’s ability to continue as a going concern and to provide related footnote disclosures. In doing so, the amendments should reduce diversity in the timing and content of footnote disclosures. The guidance is effective for the annual period ending after December 15, 2016, and for annual periods and interim periods thereafter. Early adoption is permitted, but not required; at this time we are not early adopting. As the objective of this accounting standard is to provide guidance on the disclosure of uncertainties about an entity’s ability to continue as a going concern, the adoption of this standard is not expected to impact our financial position or results of operations.

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

In June 2014, the FASB issued ASU 2014-10, Development Stage Entities (Topic 915): Elimination of Certain Financial Reporting Requirements, Including an Amendment to Variable Interest Entities Guidance in Topic 810, Consolidation. The amendments in this update remove all incremental financial reporting requirements from U.S. GAAP for development stage entities and also eliminate an exception provided to development stage entities in Topic 810, Consolidation, for determining whether an entity is a variable interest entity on the basis of the amount of investment equity that is at risk. These amendments are effective for annual reporting periods beginning after December 15, 2014, and interim periods therein, with early application permitted. Early application of each of the amendments is permitted for any annual reporting period or interim period for which the entity’s financial statements have not yet been issued (public business entities) or made available for issuance (other entities). We early adopted this pronouncement in the period ended July 31, 2014. As the objective of the amendments in this update is to improve financial reporting by reducing the cost and complexity associated with the incremental reporting requirements for development stage entities our early adoption of this guidance has not impacted our financial position or results of operations.

NOTE 5 – RELATED PARTY TRANSACTIONS

Shareholder Advances

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholder and sole officer until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by this shareholder. Shareholder advances were used to fund current operating expenses through advances or amounts paid on behalf of the Company in satisfaction of liabilities. During the periods ended January 31, 2015 and 2014 the Company’s sole officer advanced a total of $14,467 and $20,525, respectively. Shareholder advances totalled $21,967 and $7,500 at January 31, 2015 and 2014, respectively.

Shareholder advances are non-interest bearing. The Company has imputed interest, at a rate of 4%, recognizing interest expense on advances, in the amounts of $590 and $4,207 for the years ending January 31, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

Convertible Notes Payable

On September 15, 2013, $164,994 of shareholder loans payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023.

Equity

In 2011 the Company issued an option to purchase 8,000,000 common shares at $0.10 per share, to an officer of the company for compensation.

Summary of Compensation Expense-Options

Date	Projected Fair Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize Unrecognized Compensation Years

7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	95,065	408,959	5.5
1/31/2014		62,891		43	157,957	346,067	4.5
1/31/2015		62,941			220,898	283,126	3.5

Other

The Company has been provided office space by its Chief Executive Officer at no cost. The management determined that such cost is nominal and did not recognize the rent expense in its financial statements.

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On September 15, 2013, $164,994 of shareholder advances payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023.

The Company discounted the non-interest bearing note at 3.24% interest rate, in accordance with Applicable Federal Rate. Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% as a debt discount and will amortize this discount over the 10-year lives of the notes on the interest rate method.

During the years ended January 31, 2014 and 2013, amortization of the debt discounts was $4,947 and $1,583, respectively. As of October 31, 2014, there was no remaining unamortized discount on notes.

Convertible notes payable as of January 31, 2015 and 2014 were as follows:

	2015	2014
Convertible notes payable, original face value, two in equal amounts of $82,497, convertible at the option of the holder at $0.01 and $0.005, respectively, non-interest bearing, maturing September 15, 2023	$164,994	$164,994
Less debt discounts	158,464	163,411
	$6,530	$1,583

NOTE 7 – STOCKHOLDERS’ EQUITY

In February 20, 2015 the majority shareholders voted on and approved an increase of the number of authorized common shares from 100,000,000 to 500,000,000 and a decrease in par value from $0.001to$0.00001. The majority shareholders also voted on and approved a designation of 10,000,000 preferred shares with no series and a par value of $0.00001. The financial statements presented have been retroactively restated to present the change in authorized and par value.

Equity – Common Stock

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

Equity – Additional Paid-In Capital

The Company has recognized interest expense on advances, in the amounts of $590 and $4,207 for the years ending January 31, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

Stock options

On July 30, 2011, the Company issued an option to purchase 8,000,000 common shares to an officer of the Company in consideration for services at $0.10 per share valued at nil on the date of grant as compensation.

Options shall vest and become exercisable, in whole or in part based on the attainment of average closing prices for the company's common stock as reported by a NASDAQ market (the "Market") for five consecutive trading days after the date of grant and prior to July 30, 2019 (or if a Change of Control occurs prior to July 30, 2019, the price of the Company's common stock on the Market immediately preceding the closing of the Change in Control, even if such price is not maintained for five consecutive trading days) as follows: (i) one quarter (25%) of the options, equal to 2,000,000 shares, will vest if the average price is equal of greater than 100% of the exercise price; (ii) an additional quarter (25%) of the options, equal to 2,000,000 shares, will vest if the average price is equal of the greater 200% of the exercise price; (iii) an additional quarter (25%) of the options, equal to 2,000,000 shares, will vest if the average price is equal of the greater 300% of the exercise price; (iv) an additional quarter (25%) of the options, equal to 2,000,000 shares, will vest if the average price is equal of the greater 400% of the exercise price. Each such target price level is the vesting level.

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the periods ended January 31, 2015 and 2014, $62,892 and $62,941 respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through January 31, 2015:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2014	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2015	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, January 31, 2015	2,000,000	$0.10	$0.10	-	$-

Unvested, January 31, 2015	6,000,000	$0.10	$0.10	-	$-

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of January 31, 2015 and 2014, the Company has incurred net losses of $2,184,551 and $2,099,537 which constitute net operating losses for income tax purposes. NOLs begin expiring in 2025. The losses result in deferred tax assets and valuation allowances of:

	January 31,
	2015	2014
Deferred tax asset, generated from net operating loss at statutory rates	$327,700	$314,900
Valuation allowance	(327,700)	(314,900)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

NOTE 9 – SUBSEQUENT EVENTS

In February 20, 2015 the majority shareholders voted on and approved an increase of the number of authorized common shares from 100,000,000 to 500,000,000 and a decrease in par value from $0.001 to $0.00001. The majority shareholders also voted on and approved a designation of 10,000,000 preferred shares with no series and a par value of $0.00001. The financial statements presented have been retroactively restated to present the change in authorized and par value.

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation no events have occurred requiring adjustment or disclosure.

