Form 10-K/A
period 2015-01-31
Umatrin Holding Ltd
filed 2015-04-21
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended January 31, 2015

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission File No. 000-51190

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐No ☐ (The registrant does not maintain a web site.)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒ No ☐

There is no established public trading market for our common stock.

As of March 13, 2015, the registrant had 33,570,000 shares of its common stock outstanding.

PURPOSE OF AMENDMENT NO. 1.

The registrant is filing this Amendment No. 1 for the purpose of correcting the Commission File No., including the statement regarding the filing and posting of Interactive Data Files and changing the registrant’s self-designation to shell company, all on the facing sheet of this report, and to identify Michael A. Zahorik as a director signing this report. Except as described in this paragraph, no other changes are made to this report by this Amendment No. 1.

2

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

GOLDEN OPPORTUNITIES CORP.

Date: April 20, 2015	By:	/s/ Michael A. Zahorik
Michael A. Zahorik Chief Executive Officer Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Date: April 20, 2015	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Chief Executive Officer Chief Financial Officer, and Director