Form 10-Q
period 2015-04-30
Umatrin Holding Ltd
filed 2015-06-08
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended April 30, 2015

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ____________ to____________

Commission file number: 333-153261

UMATRIN HOLDING LIMITED Formerly Known As GOLDEN OPPORTUNITIES CORPORATION
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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐

The number of shares outstanding of the Registrant’s common stock as of June 5, 2015 was 58,319,100 shares of common stock.

UMATRIN HOLDNG LIMITED

FORM 10-Q

April 30, 2015

PART I – FINANCIAL INFORMATION

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
BALANCE SHEETS

	April 30, 2015	January 31, 2015
	(unaudited)
ASSETS
CURRENT ASSETS
Cash	$2,166	$16
Total Current Assets	2,166	16

TOTAL ASSETS	$2,166	16

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,800	$3,312
Shareholder loans	-	21,967
Total Current Liabilities	1,800	25,279

Convertible note payable, related party, net of debt discounts	-	6,530
TOTAL LIABILITIES	1,800	31,809

STOCKHOLDERS' DEFICIT

Preferred stock: par value $0.00001*; 10,000,000 shares authorized; none issued.
Common stock: par value $0.00001*; 500,000,000 shares authorized; 58,319,100 and 33,570,000 shares issued and outstanding, respectively	583	336
Additional paid-In capital	2,042,514	1,988,790
Accumulated deficit	(2,042,731)	(2,020,919)
Total Stockholders' Deficit	366	(31,793)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,166	$16

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF OPERATIONS (unaudited)

	Three months Ended
	April 30, 2015	April 30, 2014

REVENUE	$-	$-

OPERATING EXPENSES:
Professional Fees	3,760	2,712
General and Administrative	17,184	15,347

TOTAL OPERATING EXPENSES	20,944	18,059

LOSS FROM OPERATIONS	(20,944)	(18,059)

OTHER (INCOME) EXPENSES

Interest Expense-Stockholder	868	1,404
TOTAL OTHER (INCOME) EXPENSES, NET	868	1,404

LOSS BEFORE INCOME TAXES	(21,812)	(19,463)

INCOME TAXES	-	-

NET LOSS	$(21,812)	$(19,463)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:	35,314,812	33,750,000

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
April 30, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount*	Capital	Deficit	Deficit

Balance, January 31, 2013	33,570,000	336	1,693,165	(1,845,695)	(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(88,848)	(88,848)

Balance, January 31, 2014	33,570,000	$336	$1,925,258	$(1,936,126)	$(10,532)

Interest as in-kind contribution			590		590
Stock options expense			62,942		62,942
Net Loss				(84,793)	(84,793)

Balance, January 31, 2015	33,570,000	$336	$2,000,194	$(2,020,919)	$(31,793)

Issuance of stock for promissory notes	24,719,100	247			247
Interest as in-kind contribution			868		868
Stock options expense			15,865		15,865
Forgiveness related party advance			30,708		30,708
Beneficial conversion
Net Loss				(21,812)	(21,812)

Balance, April 30, 2015	58,319,100	$583	$2,042,514	$(2,042,731)	$366

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS (unaudited)

	Three months Ended	Three months Ended
	April 30, 2015	April 30, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(21,812)	$(19,463)
Adjustments to reconcile net loss to net cash used in operating activities:
Interest contribution	868	1,404
Stock options issued for compensation	15,865	15,347

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,512)	(665)
Shareholder advances	8,741	3.300
Convertible notes payable-Related party

Net cash provided by operating activities	2,150	(77)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholder	-	-
Proceeds from sale of common shares	-	-
Net cash flows provided by financing activities	-	-

NET CHANGE IN CASH	2,150	(77)

CASH BALANCE AT BEGINNING OF PERIOD	16	91

CASH BALANCE AT END OF PERIOD	$2,166	$14

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH DISCLOSURE:
Forgiven convertible notes	$30,708	$-

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

NOTE 1 – ORGANIZATION

Umatrin Holding Limited Golden Opportunities Corporation (the “Company) was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with The Company.

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

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January and notes thereto.

The results of operations for the three month period ended April 30, 2015 are not necessarily indicative of the results for the full fiscal year ending January 31, 2016.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $2,166 and $16 at April 30, 2015 and January 31, 2015, respectively.

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

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at April 30, 2015 and January 31, 2015.

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

There were no recognized deferred tax assets or liabilities at April 30, 2015 or January 31, 2015.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the period from February 2, 2005 through April 30, 2015 as they were anti-dilutive.

Number of potentially outstanding dilutive shares
through April 30, 2015
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

Related parties

The Company follows ASC 850, Related Party Disclosures,for the identification of related parties and disclosure of related party transactions.

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

Share-based expense for the periods ended January 31, 2015 and 2014 were both $0.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has earned no revenues and at April 30, 2015 had accumulated a deficit of $2,042,514. The Company has a current year net loss of $21,812.

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

In April 2015, FASB issued Accounting Standards Update (ASU) No. 2015-03, Consolidation (Topic 810). The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update simplify the codification by requiring that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct reduction form the carrying amount of the related debt liability. This treatment is consistent with the treatment of debt discounts. Recognition and measurement guidance for debt issuance costs remain unchanged by this update. Early adoption is permitted, but not required; for financial statements that have not been previously issued. At this time we are not early adopting. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

In February 2015, FASB issued Accounting Standards Update (ASU) No. 2015-03, Interest-Imputation of Interest (Subtopic 835-30). The amendments in this update are effective for fiscal years and interim periods within those fiscal years, beginning after December 15, 2015. The amendments in this update simplify the codification and reduce the number of consolidation models by eliminating the indefinite deferral of Statement 167 and placing more emphasis on the risk of loss when determining controlling financial interests. Early adoption is permitted, but not required; at this time we are not early adopting. As the objective of this standard is to reduce cost and complexity and alleviate uncertainty while maintaining or improving the usefulness of information provided to the users of financials statements, the adoption of this standard is not expected to impact our financial position or results of operations.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Shareholder Advances

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholder and sole officer until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by this shareholder. Shareholder advances were used to fund current operating expenses through advances or amounts paid on behalf of the Company in satisfaction of liabilities. During the periods ended April 30 and January 31, 2015 and 2014 the Company’s sole officer advanced a total of $8,741 and $14,467, respectively. Shareholder advances totalled $0 at April 30, 2015 and $21,967 at January 31, 2015. Shareholder advances totalling $30,708 were forgiven by our former controlling shareholder and recorded as contributions to capital.

Shareholder advances are non-interest bearing. The Company has recognized interest expense on advances, in the amounts of $590 and $4,207 for the years ending January 31, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

Convertible Notes Payable

On September 15, 2013, $164,994 of shareholder loans payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023. The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share.

Equity

In 2011 the Company issued an option to purchase 8,000,000 common shares at $0.10 per share, to an officer of the company for compensation.

Summary of Compensation Expense-Options

Date	Projected Fair Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize Unrecognized Compensation Years

7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	95,065	408,959	5.5
1/31/2014		62,891		43	157,957	346,067	4.5
1/31/2015		62,941			220,898	283,126	3.5
4/30/2015		15,865			236,763	267,261	3.25

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

The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share.

NOTE 7 – STOCKHOLDERS’ EQUITY

In February 20, 2015 the majority shareholders voted on and approved an increase of the number of authorized common shares from 100,000,000 to 500,000,000 and a decrease in par value from $0.001to $0.00001. The majority shareholders also voted on and approved a designation of 10,000,000 preferred shares with no series and a par value of $0.00001. The financial statements presented have been retroactively restated to present the change in authorized and par value.

Equity –Common Stock

On March 29, 2015, the Company issued 16,499,400 shares at $0.005 a share and totalling $82,497 and 8,249,700 shares at $0.01 a share and totalling $82,497 as conversions of two promissory notes payable for past advances and loans. See Note 5.

Equity – Additional Paid-In Capital

The Company has recognized interest expense on advances, in the amounts of $590 for the year ending January 31, 2015. This amount was recognized as interest expense and a corresponding contribution to capital.

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

_______________

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

The fair value of the stock options issued on July 30, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the periods ended April 30 and January 31, 2015, $15,865 and $62,892 respectively, was recognized as compensation cost for stock options issued.

The table below summarizes the Company’s stock option activities through April 30, 2015:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2014	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2015	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, January 31, 2015	2,000,000	$0.10	$0.10	-	$-

Unvested, January 31, 2015	6,000,000	$0.10	$0.10	-	$-
Unvested, April 30, 2015	6,000,000	$0.10	$0.10	-	$-

NOTE 8 – INCOME TAXES

The Company has not recognized an income tax benefit for its domestic operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of April 30 and January 31, 2015, the Company has incurred domestic net losses of $2,042,731 and $2,020,919, which constitute net operating losses for income tax purposes and results in a deferred tax asset. NOLs begin expiring in 2025. The losses result in a deferred tax asset and an equal valuation allowance of:

	April 30, 2015	January 31, 2015
Deferred tax asset, generated from net operating loss at statutory rates	$306,400	$303,100
Valuation allowance	(306,400)	(303,100)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0%)
Effective income tax rate	0.0%

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

From 2009-2012, throughout the worldwide economic recession, the Company continued to seek out the best potential opportunity for the shareholders. While we will not need to merge or acquire companies we will remain open to any sound business combination to achieve success. Through this period, the Company relied on its sole officer and director to fund the Company’s business plan, including the promotion of the Company’s comprehensive scope of our professional services that includes:

•	Professional strategic analysis and recommendation;
•	Formulation of overall promotion strategy;
•	Execution of investor relations campaigns;
•	Formulation of media promotion strategy;
•	Road show organization;
•	Formulation of contingency solutions;
•	Preparation of corporate promotional materials;

In February 2015, the Company Amended its Articles to increase the authorized common shares from 500,000,000 par value $0.001 to 500,000,000 par value of $0.00001. 10,000,000 shares were designated as preferred par value of $0.00001 to be designated from time to time as determined by the board of directors.

Through March 2015, Michael Zahorik was the sole officer and director, and has an operational background in the legal, securities, financial and corporate industries. Mr. Zahorik has been actively consulting in Asia since 1989 and is managing director of Zahorik Professional Group. Mr. Zahorik has extensive knowledge, contacts and a professional network in the corporate and financial services industry within Hong Kong, Mainland China and other emerging markets, including, Macau, Malaysia, Philippines, Singapore, Thailand and Vietnam (collectively, but not exclusively, the “Emerging Markets”).

On March 27, 2015, a total of 19,555,000 shares were acquired by Umatrin Group Ltd. (“UGL”) through its principle and director, Dato Sri Warren Eu. At that time, UGL also acquired promissory notes that convert into common shares of the Company. In April 2015, the promissory notes were converted into 24,749,100 shares of Company common stock. Upon conversion, UGL held 44,304,100 shares of Company common stock out of a total issued and outstanding of 58,319,100 shares.

The Company requested to FINRA a voluntary symbol change and in March 31, 2015, the Company was issued a new symbol of “UMHL”. On March 31, 2015, effective March 31, 2015, Dato Sri Warren Eu was appointed to the board of directors. In addition, Michael Zahorik was appointed Company Vice President to provide management continuity and to continue to provide his insight and expertise with the Company’s development. Dato Sri Warren Eu was appointed President and CEO to serve until next shareholder meeting, and continuing thereafter until removal or resignation.

Dato Sri Warren Eu’s reputation as a business leader in Malaysia and in other regions of Asia are well known. He is the founder of numerous successful companies offering goods and services in Malaysia and in surrounding countries. He was awarded Sri Sultan Ahmad Shah Pahang (S.S.A.P.) from the Sultan of Pahang that carry the title “Dato’ Sri” in year 2014. Prior to that, he was awarded Darjah Indera Mahkota Pahang (D.I.M.P.) from the Sultan of Pahang in year 2013 that carry the title Dato’. Dato’ Sri holds a Philosophy of Doctorate (Ph.D.) in Finance from the Golden State University in the United States of America (USA), and is a successful business tutor and entrepreneur.

Together, Dato Sri Warren Eu and Michael Zahorik are dedicated to delivering increased shareholder value. The Company will leverage Dato Sri Warren Eu’s expertise and knowledge in focusing on expanding the Company’s impression throughout Asia as a leading O2O (Online to Offline) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct e-commerce on its i-cloud ecosystem. O2O business model finds consumers online and brings them into real-world stores. It is a combination of payment model and foot traffic generator for merchants that create offline purchases. The Company will continue to follow its business plan of being a leader in delivering products and services through its Asia epicenter.

In April 2015, the Company amended its Articles of Incorporation to Change the name of the Company to Umatrin Holding Limited. On April 20, 2015, the Company filed with FINRA its Notice of Corporate Action to change its name effective May 5, 2015. On May 5, 2015, effective May 6, 2015, FINRA published the Company’s new name Umatrin Holding Limited (UMHL).

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States, which contemplates continuation as a going concern. However, we have not generated any operating revenue, expect continued operating losses, and have negative cash flows from operations, which raises substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

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

Results of Operations for the Three-month Periods ended April 30, 2015 and 2014.

The Company did not have any operating income for the three-month periods ending April 30, 2015 and 2014.

For the three months ended April 30, 2015, the company had a net loss of $21,812 compared to a net loss of $19,463 for the three month period ending April 30, 2014. The increased net loss is primarily attributable to increased professional fees.

Liquidity and Capital Resources

We have no internal sources of liquidity. Our only external source of liquidity are our officers/directors who personally fund our operating expenses through related party loans. There is no assurance of their ability to continue personally funding our operating expenses. There is no assurance we would be able to secure additional sources of funding. The company continues to rely upon the issuance of common stock, notes and, capital contributions from shareholders to fund administrative expenses.

We have no known demands or commitments and are not aware of any events or uncertainties as of April 30, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures as of April 30, 2015 and 2014.

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

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of April, 2015, have concluded that as of such date the Company’s disclosure controls and procedures were not adequate nor effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended April 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

Increase in Authorized Common Shares of the Company.

On February 20, 2015, the board of directors of Golden Opportunities Corp. (“GOC”) adopted a resolution approving an amendment to its Articles of Incorporation to:

1. effectuate an increase of the authorized common shares from 100,000,000 par value $0.001 to 500,000,000 par value $0.00001.

2. designate 10,000,000 shares as preferred shares, par value $.00001, to be issued from time to time in one or more series as determined by the board of directors.

GOC obtained the written consent of stockholders representing 58.25% of GOC’s outstanding common stock as of February 20, 2015 approving an amendment to GOC’s Articles of Incorporation to affect the above-mentioned corporate actions. On February 27, 2015, an information statement was sent to the Shareholders of record informing them of the increase of the authorized shares and amendment to the Articles of Incorporation.

Change of Name of the Company to Umatrin Holding Limited.

1. The Company, as part of its ordinary diligence, inquired of the State of Delaware (its state of incorporation) of its current franchise tax obligation. The State of Delaware advise the Company that its status was void for failing to pay previous franchise taxes due to the State of Delaware.

2. On April 8, 2015, the Company remitted payment for franchise taxes due and to renew the Company. The State of Delaware advised that the name of Golden Opportunities Corporation was no longer available and that the Company was required to amend its Articles of Incorporation via the Renewal.

3. On April 12, 2015, the Company, contemporaneously with the filing of the Renewal as required by the State of Delaware, Amended the Articles of Incorporation to read:

“1. The name of the corporation is UMATRIN HOLDING LIMITED, formerly known as Golden Opportunities Corporation.”

4. Effective date of the amendment is April 12, 2015, subject to SEC and FINRA regulatory compliance.

5. Effective the date of the Renewal and Amendment of April 12, 2015, the Company is fully compliant and current with the State of Delaware.

6. On April 20, 2015, the Company filed with FINRA its Notice of Corporate Action to change its name to Umatrin Holding Limited.

7. On May 5, 2015, FINRA published the Company’s new name as Umatrin Holding Limited, effective May 6, 2015.

ITEM 6. EXHIBITS

31.1	Rule 13a-14(a)/15d-14(a) Certification of Chief Executive Officer and Principal Accounting Officer.

32.1	Section 1350 Certification of Chief Executive Officer and Principal Accounting Officer.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: June 5, 2015	By:	/s/ Michael A. Zahorik
Michael A. Zahorik
Designated Officer & Principal Accounting Officer

