Form 10-Q/A
period 2015-04-30
Umatrin Holding Ltd
filed 2015-10-16
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

315 Madison Ave 3rd Floor PMB #3050 New York City, NY 10017

(Address of Principal Executive Offices) (Zip Code)

866.874.4888

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

The number of shares outstanding of the Registrant’s common stock as of October 9, 2015 was 58,319,100 shares of common stock.

Explanatory Note

Umatrin Holding Limited is filling this amendment on Form 10-Q/A (“Form 10-Q/A”) to amend its Quarterly Report on Form 10-Q for the quarter ended April 40, 2015 originally filed with the SEC on June 8, 2015 (the “Original Filing”), to restate its unaudited financial statements and related footnote disclosures for the three month period ended April 30, 2015.

Restatement. On September 15, 2013, $164,994 of shareholder advances payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates if $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023. The Company discounted the non-interest bearing note at 3.24% interest rate, in accordance with Applicable Federal Rate. Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% as a debt discount and will amortize this discount over the 10-year lives of the notes on the interest rate method. The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.001 per share.

The purpose of this Form 10-Q/A is to recognize the remaining unamortized discount of $917 on the date of conversion.

See “Note 3 – Restatement of Previously Issued Financial Statements” of this Form 10-Q/A for more information regarding the impact of the above described adjustments.

Items Amended in Form 10-Q/A. This Form 10-Q/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the statement. The following items in the Original Filing have been amended as a result of, and to reflect the restatement:

A.	Part I, Item 1. Financial Statements

B.	Part I, Item 2. Management’s Discussion on Financial Condition and Results of Operations

PART I – FINANCIAL INFORMATION

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION

BALANCE SHEETS

	April 30, 2015	January 31, 2015
	(Restated)
ASSETS
CURRENT ASSETS
Cash	$2,166	$16
Total Current Assets	2,166	16

TOTAL ASSETS	$2,166	16

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,800	$3,312
Shareholder loans	-	21,967
Total Current Liabilities	1,800	25,279

Convertible note payable, related party, net of debt discounts	-	6,530
TOTAL LIABILITIES	1,800	31,809

STOCKHOLDERS' DEFICIT

Preferred stock: par value $0.00001*; 10,000,000 shares authorized; none issued.
Common stock: par value $0.00001*; 500,000,000 shares authorized; 58,319,100 and 33,570,000 shares issued and outstanding, respectively	583	336
Additional paid-In capital	2,043,431	1,988,790
Accumulated deficit	(2,043,648)	(2,020,919)
Total Stockholders' Deficit	366	(31,793)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,166	$16

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION

STATEMENTS OF OPERATIONS

(unaudited)

	Three months Ended
	April 30, 2015	April 30, 2014
	(Restated)

REVENUE	$-	$-

OPERATING EXPENSES:
Professional Fees	3,760	2,712
General and Administrative	17,184	15,347

TOTAL OPERATING EXPENSES	20,944	18,059

LOSS FROM OPERATIONS	(20,944)	(18,059)

OTHER INCOME (EXPENSES)

Imputed Interest Expense	(868)	(1,404)
Interest Expense-Beneficial Conversion	(917)	(1,100)
TOTAL OTHER INCOME (EXPENSES), NET	(1,785)	(2,504)

LOSS BEFORE INCOME TAXES	(22,729)	(20,563)

INCOME TAXES	-	-

NET LOSS	$(22,729)	$(20,563)

Net Loss Per Common Share - basic & diluted	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:	35,314,812	33,750,000

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION

STATEMENTS OF STOCKHOLDERS' DEFICIT

April 30, 2015

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount*	Capital	Deficit	Deficit

Balance, January 31, 2013	33,570,000	336	1,693,165	(1,845,695)	(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(88,848)	(88,848)

Balance, January 31, 2014	33,570,000	$336	$1,925,258	$(1,936,126)	$(10,532)

Interest as in-kind contribution			590		590
Stock options expense			62,942		62,942
Net Loss				(84,793)	(84,793)

Balance, January 31, 2015	33,570,000	$336	$1,988,790	$(2,020,919)	$(31,793)

Issuance of stock for promissory notes	24,719,100	247	7,200		7,447

Interest as in-kind contribution			868		868
Stock options expense			15,865		15,865
Shareholder advances contributed as paid-in capital			30,708		30,708
Beneficial conversion
Net Loss				(22,729)	(22,729)

Balance, April 30, 2015	58,319,100	$583	$2,043,431	$(2,043,648)	$366

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS

(unaudited)

	Three months Ended	Three months Ended
	April 30, 2015	April 30, 2014
	(Restated)
CASH FLOWS FROM OPERATING ACTIVITIES

Net loss	$(22,729)	$(20,563)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	868	1,404
Interest expense-beneficial conversion feature	917	1,100
Stock options issued for compensation	15,865	15,347

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,512)	(665)
Shareholder advances	8,741	3,300
Convertible notes payable-Related party

Net cash provided by operating activities	2,150	(77)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from notes payable - stockholder	-	-
Proceeds from sale of common shares	-	-
Net cash flows provided by financing activities	-	-

NET CHANGE IN CASH	2,150	(77)

CASH BALANCE AT BEGINNING OF PERIOD	16	91

CASH BALANCE AT END OF PERIOD	$2,166	$14

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH DISCLOSURE:
Shareholder advances contributed as paid-in capital	$30,708	$-
Conversion of Convertible Note to Common Stock	$7,447	$-

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

April 30, 2015

(Unaudited)

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

NOTE 3 – RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

Overview.

In conjunction with the preparation of the quarterly financial statements for the period July 30, 2015, the Company noted that there were unamortized interest on the Convertible Note and this matters is material to previously issued unaudited financial statements for the three month periods ended April 30, 2015. As a result, these statements have been presented on a restated and amended basis in this Form 10-Q/A.

Background of Restatement. On September 15, 2013, $164,994 of shareholder advances payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates if $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023. The Company discounted the non-interest bearing note at 3.24% interest rate, in accordance with Applicable Federal Rate. Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% as a debt discount and will amortize this discount over the 10-year lives of the notes on the interest rate method. The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.001 per share. The remaining unamortized discount of $917 on the date of conversion was being recognized.

The impact of the restatement on the financial statement line items is shown in the tables below. The changes impacted the financial statements as of and for the three months ended April 30, 2015 and not prior periods.

The following table presents the impact of the restatement to the balance sheet as of April 30, 2015:

April 30, 2015
	As Reported	Adjustment	As Restated
ASSETS
CURRENT ASSET:
Cash	$2,166	$—	$2,166
Total current asset	2,166	—	2,166

TOTAL ASSET	$2,166	$—	$2,166
LIABILITIES AND SHAREHOLDERS’ EQUITY
CURRENT LIABILITIES:
Accounts payable and accrued expenses	$1,800	$—	$1,800
Total current liabilities	1,800	—	1,800

SHAREHOLDERS’ EQUITY:
Preferred stock: par value $0.00001*; 10,000,000 shares authorized; none issued. Common stock: par value $0.00001*; 500,000,000 shares authorized; 58,319,100 and 33,570,000 shares issued and outstanding, respectively	583	—	583
Additional paid-in capital	2,042,514	917	2,043,431
Accumulated deficit	(2,042,731)	(917)	(2,043,648)
SHAREHOLDERS’ EQUITY	366	—	366
TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$2,166	$—	$2,166

The following table presents the impact of the restatement to the statement of operations for the three months ended April 30, 2015:

Three months ended April 30, 2015
	As Reported	Adjustment	As Restated

Revenue	$-	$-	$-

OPERATING EXPENSE:
Professional Fees	$3,760	$-	$3,760
General and Administrative	$17,184	$-	$17,184
TOTAL OPERATING EXPENSES	$20,944	$-	$20,944

LOSS FROM OPERATIONS	$(20,944)	$-	$(20,944)

OTHER (INCOME)/EXPENSES

Imputed Interest Expense	868	-	868
Interest Expenses-Beneficial Conversion	-	917	917
TOTAL OTHER (INCOME) EXPENSES, NET	868	917	1,785

LOSS BEFORE INCOME TAXES	(21,812)	(917)	(22,729)

INCOME TAXES	-	-	-

NET LOSS	(21,812)	(917)	(22,729)

Net Loss Per Common Share – basic and diluted	(0.00)	-	(0.00)

Weighted Average Common Shares Outstanding	35,314,812	-	35,314,812

 The following table represents the impact of the restatement on the statement of cash flows for the three months ended April 30, 2015:

Three months ended April 30, 2015
	As Reported	Adjustment	As Restated

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(21,812)	$(917)	$(22,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	868	-	868
Interest expense-beneficial conversion feature	-	917	917
Stock options issued for compensation	15,865	-	15,865

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,512)	-	(1,512)
Shareholder advances	8,741	-	8,741

Net cash provided by operating activities	2,150	-	2,150

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-	-

NET CHANGE IN CASH	2,150	-	2,150

CASH BALANCE AT BEGINNING OF PERIOD	16	-	16

CASH BALANCE AT END OF PERIOD	$2,166	$-	$2,166

 The following table represents the impact of the restatement on the statement of stock holders’ deficit for the three months ended April 30, 2015:

Three months ended April 30, 2015
	As Reported	Adjustment	As Restated

Accumulated Deficit
Balance, January 31, 2015	$(2,020,919)	$-	$(2,020,919)
Net loss	(21,812)	(917)	(22,729)
Balance, April 30, 2015	$(2,042,731)	$(917)	$(2,043,648)

In addition, Note 4 “GOING CONCERN”, Note 7 “CONVERTIBLE NOTE PAYABLE” and Note 9 “INCOME TAXES” were updated for the restatement adjustments above.

NOTE 4 – GOING CONCERN

As reflected in the accompanying financial statements, the Company has earned no revenues and at April 30, 2015 had accumulated a deficit of $2,043,648. The Company has a current year net loss of $22,729.

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

NOTE 5 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

NOTE 6 – RELATED PARTY TRANSACTIONS

Shareholder Advances

In support of the Company’s efforts and cash requirements, it has relied on advances from the majority shareholder and sole officer until such time that the Company can support its operations or attains adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by this shareholder. Shareholder advances were used to fund current operating expenses through advances or amounts paid on behalf of the Company in satisfaction of liabilities. During the periods ended April 30 and January 31, 2015 and 2014 the Company’s sole officer advanced a total of $8,741 and $14,467, respectively. Shareholder advances totaled $0 at April 30, 2015 and $21,967 at January 31, 2015. Shareholder advances totaling $30,708 were forgiven by our former controlling shareholder and recorded as contributions to capital.

Shareholder advances are non-interest bearing. The Company has recognized interest expense on advances, in the amounts of $868 and $1,404 for the three months ended April 30, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital. See Note 7.

Convertible Notes Payable

On September 15, 2013, $164,994 of shareholder loans payable to the Company’s sole officer/principal owner were re-structured into two notes in equal amounts of $82,497, convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023. The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share. Total debt discount of $7,447 was amortized from issuance of convertible note to the day the notes was converted.

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

NOTE 7 – CONVERTIBLE NOTE PAYABLE

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

The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share. Total debt discount of $7,447 was amortized from issuance of convertible note to the day the notes was converted.

The interest expense amortized for the three months ended April 30, 2015 and 2014 were $917 and $1,100, respectively.

NOTE 8 – STOCKHOLDERS’ EQUITY

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

Equity –Common Stock

On March 29, 2015, the Company issued 16,499,400 shares at $0.005 a share and totaling $82,497 and 8,249,700 shares at $0.01 a share and totaling $82,497 as conversions of two promissory notes payable for past advances and loans. See Note 7.

Equity – Additional Paid-In Capital

The Company had recognized imputed interest expense on advances, in the amounts of $868 and $1,404 for the three months ended April 30, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

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

NOTE 9 – INCOME TAXES

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

As of April 30 and January 31, 2015, the Company has incurred domestic net losses of $2,043,648 and $2,020,919, which constitute net operating losses for income tax purposes and results in a deferred tax asset. NOLs begin expiring in 2025. The losses result in a deferred tax asset and an equal valuation allowance of:

	April 30, 2015	January 31, 2015
Deferred tax asset, generated from net operating loss at statutory rates	$306,547	$303,100
Valuation allowance	(306,547)	(303,100)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%
Effective income tax rate	0.0%

NOTE 10 – SUBSEQUENT EVENTS

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

For the three months ended April 30, 2015, the company had a net loss of $22,729 compared to a net loss of $20,563 for the three month period ending April 30, 2014. The increased net loss is primarily attributable to increase in general & administrative expenses and professional fees.

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

UMATRIN HOLDING LIMITED

Date: October 16, 2015	By:	/s/ Dato Sri Warren Eu
Dato Sri Warren Eu
Chief Executive Officer

