Form 10-Q
period 2015-07-31
Umatrin Holding Ltd
filed 2015-10-16
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended July 31, 2015

or

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

UMATRIN HOLDING LIMITED

FORM 10-Q

July 31, 2015

PART I – FINANCIAL INFORMATION

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
BALANCE SHEETS

	July 31, 2015	January 31, 2015
	(unaudited)	(audited)
ASSETS
CURRENT ASSETS
Cash and cash equivalents	$4	$16
Total Current Assets	4	16

TOTAL ASSETS	$4	16

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,500	$3,312
Shareholder advance	11,933	21,967
Total Current Liabilities	13,433	25,279

Convertible note payable, related party, net of debt discounts	-	6,530
TOTAL LIABILITIES	13,433	31,809

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.00001*; 10,000,000 shares authorized; none issued.
Common stock: par value $0.00001*; 500,000,000 shares authorized; 58,319,100 and 33,570,000 shares issued and outstanding, respectively	583	336
Additional paid-In capital	2,058,980	1,988,790
Accumulated deficit	(2,072,992)	(2,020,919)
Total Stockholders' Deficit	13,429	(31,793)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$4	$16

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended July 31		For the Six months Ended July 31
	2015	2014	2015	2014

REVENUE	$-	-	$-	$-

OPERATING EXPENSES:
Professional Fees	10,500	1,976	14,260	4,688
General and Administrative	18,844	15,880	36,028	31,227
TOTAL OPERATING EXPENSES	29,344	17,856	50,288	35,915

LOSS FROM OPERATIONS	(29,344)	(17,856)	(50,288)	(35,915)

OTHER INCOME (EXPENSES)
Imputed Interest Expense	-	(1,451)	(868)	(2,855)
Interest Expense-Beneficial Conversion	-	(1,205)	(917)	(2,305)
TOTAL OTHER (INCOME) EXPENSES, NET	-	(2,656)	(1,785)	(5,160)

LOSS BEFORE INCOME TAXES	(29,344)	(20,512)	(52,073)	(41,075)

INCOME TAXES	-		-	-

NET LOSS	$(29,344)	(20,512)	$(52,073)	$(41,075)

Net Loss Per Common Share - basic & diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:	58,319,100	33,570,000	50,661,920	33,570,000

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
July 31, 2015

(Unaudited)

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount*	Capital	Deficit	Deficit

Balance, January 31, 2013	33,570,000	$336	$1,693,165	$(1,845,695)	$(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(88,848)	(88,848)

Balance, January 31, 2014	33,570,000	$336	$1,925,258	$(1,936,126)	$(10,532)

Interest as in-kind contribution			590		590
Stock options expense			62,942		62,942
Net Loss				(84,793)	(84,793)

Balance, January 31, 2015	33,570,000	$336	$1,988,790	$(2,020,919)	$(31,793)

Issuance of stock for promissory notes	24,719,100	247	7,200		7,447
Interest as in-kind contribution			868		868
Stock options expense			31,415		31,415
Shareholder advances contributed as paid-in capital			30,707		30,707
Net Loss				$(52,073)	$(52,073)

Balance, July 31, 2015	58,319,100	$583	$2,058,980	$(2,072,992)	$13,429

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS

(Unaudited)

	Six months Ended	Six months Ended
	July 31, 2015	July 31, 2014
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(52,073)	$(41,075)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	868	2,855
Interest expense-beneficial conversion feature	917	2,305
Stock options issued for compensation	31,415	31,212

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,812)	(665)
Shareholder advances	20,426	5,300
Net cash provided by operating activities	(259)	(68)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	247	-
Net cash flows provided by financing activities	247	-

NET CHANGE IN CASH	(12)	(68)

CASH BALANCE AT BEGINNING OF PERIOD	16	91

CASH BALANCE AT END OF PERIOD	$4	$23

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH DISCLOSURE FINANCING & INVESTING ACTIVITIES:
Shareholder advances contributed as paid-in capital	$30,707	$-
Conversion of Convertible Note to Common Stock	$7,447	$-

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED

FKA

GOLDEN OPPORTUNITIES CORPORATION

NOTES TO FINANCIAL STATEMENTS

July 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (the “Company) was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

The financial statements have been prepared in conformity with generally accepted accounting principles in the United States.

We have not generated any operating revenue and have a negative cash flow from operations. We expect to generate operating losses during some or all of our planned development stages. These factors raise substantial doubt about our ability to continue as a going concern. In view of these matters, our ability to continue as a going concern is dependent upon our ability to meet our financial requirements, raise additional capital, and the success of our future operations.

NOTE 2 – SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and with the instructions to Form 10-Q and Regulation S-X. Accordingly, these condensed financial statements do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included and such adjustments are of a normal recurring nature. These financial statements should be read in conjunction with the financial statements for the year ended January and the notes thereto.

The results of operations for the six month period ended July 31, 2015 are not necessarily indicative of the results for the full fiscal year ending January 31, 2016.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $4 and $16 at July 31, 2015 and January 31, 2015, respectively.

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

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at July 31, 2015 and January 31, 2015.

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

There were no recognized deferred tax assets or liabilities at July 31, 2015 or January 31, 2015.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three and six months ended July 31, 2015 and 2014 as they were anti-dilutive.

	Three months Ended		Six months Ended
	July 31,	July 31,	July 31,	July 31,
	2015	2014	2015	2014

Stock options issued on July 30, 2011	8,000,000	8,000,000	8,000,000	8,000,000
Convertible notes issued on September 15, 2013	-	24,749,100	-	24,749,100
Total potentially outstanding dilutive shares	-	24,749,100	-	24,749,100

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

The fair value of share options or similar instrument awards is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding, taking into consideration of the contractual term of the instruments and employees’ expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. The Company will use historical data to estimate employee behavior after termination. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a thinly traded public entity.

•

Expected volatility of the entity’s shares and the method used to estimate it. An entity that uses a method that employs different volatilities during the contractual term shall disclose the range of expected volatilities used and the weighted-average expected volatility. A thinly-traded or nonpublic entity that uses the calculated value method shall disclose the reasons why it is not practicable for it to estimate the expected volatility of its share price, the appropriate industry sector index that it has selected, the reasons for selecting that particular index, and how it has calculated historical volatility using that index. The Company uses the average historical volatility of the comparable companies over the expected contractual life of the share options or similar instruments as its expected volatility. If shares of a company are thinly traded, the use of weekly or monthly price observations would generally be more appropriate than the use of daily price observations as the volatility calculation using daily observations for such shares could be artificially inflated due to a larger spread between the bid and asked quotes and lack of consistent trading in the market.

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

Share-based expense for the six months ended July 31, 2015 and 2014 were $31,415 and $31,212, respectively.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had earned no revenues and at July 31, 2015 had accumulated a deficit of $2,072,992. The Company had a current period net loss of $52,073.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Shareholder Advances

In support of the Company’s efforts and cash requirements, the Company has relied on advances from the majority shareholder and sole officer until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by this shareholder. Shareholder advances were used to fund current operating expenses through advances or amounts paid on behalf of the Company in satisfaction of liabilities.

During the six months ended July 31, 2015 and 2014, the Company’s sole officer advanced a total of $20,426 and $5,300, respectively. Shareholder advances outstanding was $11,933 at July 31, 2015, and $21,967 at January 31, 2015, respectively. Shareholder advances totaling $36,991 were contributed as paid-in capital by our former controlling shareholder.

Shareholder advances are non-interest bearing. The Company had recognized imputed interest expense on advances, in the amounts of $868 and $2,855 for the six months ended July 31, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

Convertible Notes Payable

On September 15, 2013, $164,994 of shareholder advances payable to the Company’s former sole officer and majority owner were re-structured into two notes in equal amounts of $82,497, each convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. The notes are convertible on demand of the holder, bear no interest, and have a maturity date of September 15, 2023. The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share. (For more information, please refer to Note 6.)

Equity

In 2011, the Company issued an option to purchase 8,000,000 common shares at $0.10 per share, to an officer of the Company for compensation. (For more information, please refer to Note 7.)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On September 15, 2013, $164,994 of shareholder advances payable to the Company’s sole officer and majority owner were re-structured into two notes in equal amounts of $82,497, each convertible into the Company’s common stock at rates of $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023.

The Company discounted the non-interest bearing note at 3.24% interest rate, in accordance with the Applicable Federal Rate. Based on the intrinsic value of the conversion feature, the Company determined that there was a beneficial conversion feature associated with two notes payable. As a result of the beneficial conversion feature exceeding the proceeds received from the promissory notes, management discounted the notes 100% as a debt discount and will amortize this discount over the 10-year lives of the notes on the interest rate method.

The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share. Total debt discount of $7,447 was amortized from issuance of convertible note to the day the notes was converted.

The interest expense amortized for the six months ended July 31, 2015 and 2014 were $917 and $2,305, respectively.

NOTE 7 – STOCKHOLDERS’ EQUITY

On February 20, 2015, the majority shareholders voted on and approved an increase of the number of authorized common shares from 100,000,000 to 500,000,000 and a decrease in par value from $0.001 to $0.00001. The majority shareholders also voted on and approved a designation of 10,000,000 preferred shares with no series and a par value of $0.00001. The financial statements presented have been retroactively restated to present the change in authorized and par value.

Equity –Common Stock

On March 29, 2015, the Company issued 16,499,400 shares at $0.005 a share and totaling $82,497 and 8,249,700 shares at $0.01 a share and totaling $82,497 as conversions of two promissory notes payable for past advances and loans. See Note 5.

Equity – Additional Paid-In Capital

The Company had recognized imputed interest expense on advances, in the amounts of $868 and $2,855 for the six months ended July 31, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

Stock options

On July 30, 2011, the Company issued an option to purchase 8,000,000 common shares to an officer of the Company in consideration for services at $0.10 per share valued at nil on the date of grant as compensation.

The fair value of the option grant estimated on the date of grant uses the Black-Scholes option-pricing model with the following weighted-average assumptions:

July 31, 2011

Expected option life (year)	8

Expected volatility	58.62%*

Expected dividends	0.00%

Risk-free rate(s)	2.32%

_____________

* As a thinly traded public entity, it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected two (2) comparable companies to calculate the expected volatility. The Company calculated two (2) comparable companies’ historical volatility over the expect life of the share options of eight (8) years and averaged the two (2) comparable companies’ historical volatility as its expected volatility.

The fair value of the stock options issued on July 31, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. For the periods ended July 31 and January 31, 2015, $31,415 and $62,892 respectively, was recognized as compensation expense for stock options issued.

Summary of Compensation Expense-Options

Date	Projected Fair Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize Unrecognized Compensation Years

7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	95,065	408,959	5.5
1/31/2014		62,891		43	157,957	346,067	4.5
1/31/2015		62,941			220,898	283,126	3.5
4/30/2015		15,865			236,763	267,261	3.25
7/31/2015		15,550			252,313	251,711	3.0

Summary of stock option activities for the six months ended July 31, 2015:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2014	8,000,000	$0.10	$0.10	$504,024	$-

Granted	-	-	-		-

Canceled	-	-	-		-

Exercised	-	-	-		-

Expired	-	-	-		-

Balance, January 31, 2015	8,000,000	$0.10	$0.10	$504,024	$-

Vested and exercisable, January 31, 2015	2,000,000	$0.10	$0.10	-	$-

Unvested, January 31, 2015	6,000,000	$0.10	$0.10	-	$-

Unvested, July 31, 2015	6,000,000	$0.10	$0.10	-	$-

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

As of July 31 and January 31, 2015, the Company had incurred domestic net losses of $2,072,992 and $2,020,919, which constitute net operating losses for income tax purposes and results in a deferred tax asset. NOLs begin expiring in 2025. The losses result in a deferred tax asset and an equal valuation allowance of:

	July 31, 2015	January 31, 2015

Deferred tax asset, generated from net operating loss at statutory rates	$310,948	$303,100
Valuation allowance	(310,948)	(303,100)
	$—	$—

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%
Effective income tax rate	0.0%

NOTE 9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred requiring adjustment or disclosure.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain “forward-looking statements”. These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company’s market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as “may”, “will”, “could”, “should”, “would”, “project”, “believe”, “anticipate”, “expect”, “plan”, “estimate”, “forecast”, “potential”, “intend”, “continue” and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks described under “Risk Factors” in the Company’s annual report filed on March 16, 2015.. The Company undertakes no obligation to update any forward-looking statements for revisions or changes after the date of this Form 10-Q.

Overview

Umatrin Holding Limited, formerly Golden Opportunities Corporation (the “Company”), was incorporated in the state of Delaware on February 2, 2005 as 51147, Inc. In November 2007, we changed our business model to rely more on the experiences of our sole executive and commenced implementing our plan as a business partner with active companies in the marketing or financial public relations market. such as plans to assist our clients with the process of going public and other types of fund raising activities. We also work with other companies actively engaged in professional services market or in the sales and /or manufacture and distribution of products or services in Asia.

From 2009 to 2012, throughout the worldwide economic recession, the Company continued to seek out the best potential opportunity for the shareholders. While we do not need to merge or acquire companies, we remain open to any sound business combination to achieve success. Through this period, the Company relied on its sole officer and director to fund the Company’s business plan, including the promotion of the Company’s comprehensive scope of our professional services, which includes:

•	Professional strategic analysis and recommendation;
•	Formulation of overall promotion strategy;
•	Execution of investor relations campaigns;
•	Formulation of media promotion strategy;
•	Road show organization;
•	Formulation of contingency solutions; and
•	Preparation of corporate promotional materials.

In February 2015, the Company amended its Articles to increase the number of authorized common shares from 500,000,000 with a par value $0.001, to 500,000,000 with a par value of $0.00001. 10,000,000 shares were designated as preferred shares with a par value of $0.00001 to be designated into specific series under the preferred share category from time to time as determined by the board of directors.

On March 27, 2015, a total of 19,555,000 shares were acquired by Umatrin Group Ltd. (“UGL”) through its principal and director, Dato Sri Warren Eu. At that time, UGL also acquired promissory notes that converted into common shares of the Company. In April 2015, the promissory notes were converted into 24,749,100 shares of the Company’s common stock. Upon conversion, UGL held 44,304,100 shares of Company’s common stock out of a total issued and outstanding of 58,319,100 shares.

The Company requested to FINRA a voluntary symbol change and on March 31, 2015, the Company was issued a new symbol of “UMHL”. On March 31, 2015, effective March 31, 2015, Dato Sri Warren Eu was appointed to the sole director. Dato Sri Warren Eu was appointed President, CEO and CFO to serve until the next shareholder meeting, and continuing his service thereafter until his removal or resignation.

Dato Sri Warren Eu’s reputation as a business leader in Malaysia and in other regions of Asia are well known. He is the founder of numerous successful companies offering goods and services in Malaysia and other surrounding countries. He was awarded Sri Sultan Ahmad Shah Pahang (S.S.A.P.) from the Sultan of Pahang that carry the title “Dato’ Sri” in the year 2014. Prior to that, he was awarded Darjah Indera Mahkota Pahang (D.I.M.P.) from the Sultan of Pahang in the year 2013 that carry the title “Dato”. Dato Sri holds a Philosophy of Doctorate (Ph.D.) in Finance from the Golden State University in the United States, and is a successful business tutor and entrepreneur.

Together, Dato Sri Warren Eu and Michael Zahorik are dedicated to increase shareholder’s value. The Company will leverage Dato Sri Warren Eu’s expertise and knowledge in focusing on expanding the Company’s reputation throughout Asia as a leading O2O (Online to Offline) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct e-commerce on its i-cloud ecosystem. O2O business model finds consumers online and brings them into physical stores. It is a combination of payment model and foot traffic generator for merchants that create offline purchases. The Company will continue to follow its business plan of being a leader in delivering products and services through its Asia epicenter.

In April 2015, the Company amended its Articles of Incorporation to change the name into “Umatrin Holding Limited”.the Company filed with FINRA its Notice of Corporate Action regarding the name change on April 20, 2015, which became effective May 5, 2015.

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

While we believe that the historical experiences, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, the actual results could differ from our estimates and such differences could be material.

For a full description of our critical accounting policies, please refer to Note 2 to the Financial Statements herein.

Results of Operations for the Three and Six month Periods ended July 31, 2015 and 2014.

The Company did not have any operating income for the three and six-month periods ending July 31, 2015 and 2014.

For the three months ended July 31, 2015, the Company had a net loss of $29,344 compared to a net loss of $20,512 for the three month period ending July 31, 2014. The increase in net loss is primarily attributable to professional fees. The Company incurred imputed interest expense of $1,451 and beneficial conversion feature interest expense of $1,205 for the three month ended July 31, 2014 which was not incurred for the corresponding period in 2015.

For the six months ended July 31, 2015, the Company had a net loss of $52,073 compared to a net loss of $41,075 for the six month period ending July 31, 2014. The increase in net loss is primarily attributable to increase in operating expenses. The Company also incurred additional professional fee expenses in relation to change of control of the Company.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $4 and $16 as of July 31, 2015 and January 31, 2015, respectively.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of July 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures for the six months ended July 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as “special purpose entities”.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company’s Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of July 31, 2015, have concluded that as of such date, the Company’s disclosure controls and procedures were not effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended July 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 5. EXHIBITS

31.1	Certification of Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1	Section 1350 Certification of Principal Executive Officer and Principal Financial Officer pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: October 16, 2015	By:	/s/ Dato Sri Warren Eu
Dato Sri Warren Eu
Chief Executive Officer

