Form 10-Q
period 2015-10-31
Umatrin Holding Ltd
filed 2015-12-10
CIK 1317839

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

For the quarterly period ended October 31, 2015

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

866.874.4888

(Registrant's Telephone Number including area code)

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

The number of shares outstanding of the Registrant's common stock as of November 30, 2015 was 58,319,100 shares of common stock.

UMATRIN HOLDING LIMITED

FORM 10-Q

October 31, 2015

PART I – FINANCIAL INFORMATION

UMATRIN HOLDING LIMITED
FKA

GOLDEN OPPORTUNITIES CORPORATION
BALANCE SHEETS

	October 31, 2015	January 31, 2015
	(unaudited)	(audited)

ASSETS
CURRENT ASSETS
Cash and cash equivalents	$-	$16
Total Current Assets	-	16

TOTAL ASSETS	$-	16

LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
Accounts payable and accrued expenses	$1,500	$3,312
Shareholder advance	64,550	21,967
Total Current Liabilities	66,050	25,279

Convertible note payable, related party, net of debt discounts	-	6,530
TOTAL LIABILITIES	66,050	31,809

STOCKHOLDERS' DEFICIT
Preferred stock: par value $0.00001*; 10,000,000 shares authorized; none issued.
Common stock: par value $0.00001*; 500,000,000 shares authorized; 58,319,100 and 33,570,000 shares issued and outstanding, respectively	583	336
Additional paid-In capital	2,310,691	1,988,790
Accumulated deficit	(2,377,324)	(2,020,919)
Total Stockholders' Deficit	(66,050)	(31,793)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$-	$16

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED
FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF OPERATIONS

(Unaudited)

	For the Three months Ended October 31,		For the Nine months Ended October 31,
	2015	2014	2015	2014

REVENUE	$-	$-	$-	$-

OPERATING EXPENSES:
Professional Fees	50,250	2,348	64,510	7,036
Stock Compensation-Stock Options	251,710	15,865	283,125	47,077
General and Administrative	2,371	42	6,985	57
TOTAL OPERATING EXPENSES	304,331	18,255	354,620	54,170

LOSS FROM OPERATIONS	(304,331)	(18,255)	(354,620)	(54,170)

OTHER INCOME (EXPENSES)
Imputed Interest Expense	-	(1,452)	(868)	(4,307)
Interest Expense-Beneficial Conversion	-	(1,281)	(917)	(3,586)
TOTAL OTHER INCOME (EXPENSES), NET	-	(2,733)	(1,785)	(7,893)

LOSS BEFORE INCOME TAXES	(304,331)	(20,988)	(356,405)	(62,063)

INCOME TAXES	-	-	-	-

NET LOSS	$(304,331)	(20,988)	$(356,405)	$(62,063)

Net Loss Per Common Share - basic & diluted	$(0.00)	(0.00)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding:	58,319,100	33,570,000	53,242,362	33,570,000

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED
FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF STOCKHOLDERS' DEFICIT
October 31, 2015

			Additional		Total
	Common Stock		Paid-in	Accumulated	Stockholders'
	Shares	Amount*	Capital	Deficit	Deficit

Balance, January 31, 2013	33,570,000	336	$1,693,165	$(1,845,695)	$(152,194)

Interest as in-kind contribution			4,207		4,207
Stock options expense			62,892		62,892
Beneficial conversion			164,994		164,994
Net Loss				(88,848)	(88,848)

Balance, January 31, 2014	33,570,000	$336	$1,925,258	$(1,936,126)	$(10,532)

Interest as in-kind contribution			590		590
Stock options expense			62,942		62,942
Net Loss				(84,793)	(84,793)

Balance, January 31, 2015	33,570,000	$336	$1,988,790	$(2,020,919)	$(31,793)

Issuance of stock for promissory notes	24,719,100	247	7,200		7,447
Interest as in-kind contribution			868		868
Stock options expense			283,126		283,126
Forgiveness related party advance			30,707		30,707
Net Loss				$(356,405)	$(356,405)

Balance, October 31, 2015 (Unaudited)	58,319,100	$583	$2,310,691	$(2,377,324)	$(66,050)

* Retroactively adjusted par value for amendment to Articles of Incorporation, dated February 20, 2015

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED
FKA

GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOWS

(Unaudited)

	Nine months Ended October 31, 2015	Nine months Ended October 31, 2014

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(356,405)	$(62,063)
Adjustments to reconcile net loss to net cash used in operating activities:
Imputed interest expense	868	4,307
Interest expense-beneficial conversion feature	917	3,586
Stock options issued for compensation	283,126	47,077

Changes in operating assets and liabilities:
Accounts payable and accrued expenses	(1,813)	75
Shareholder advances	73,044	6,942
Net cash provided by operating activities	(263)	(76)

CASH FLOWS FROM INVESTING ACTIVITIES
Net cash flows provided by (used in) investing activities	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Proceeds from sale of common shares	247	-
Net cash flows provided by financing activities	247	-

NET CHANGE IN CASH	(16)	(76)

CASH BALANCE AT BEGINNING OF PERIOD	16	91

CASH BALANCE AT END OF PERIOD	$-	$15

SUPPLEMENTAL DISCLOSURE OF CASH FLOWS INFORMATION:
Interest paid	$-	$-
Income taxes paid	$-	$-

NON-CASH DISCLOSURE FINANCING & INVESTING ACTIVITIES:
Shareholder advances contributed as paid-in capital	$30,707	$-
Conversion of Convertible Note to Common Stock	$7,447	$-

See accompanying notes to the unaudited financial statements

UMATRIN HOLDING LIMITED
FKA

GOLDEN OPPORTUNITIES CORPORATION
NOTES TO FINANCIAL STATEMENTS

October 31, 2015

(Unaudited)

NOTE 1 – ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (the "Company) was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

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

The results of operations for the nine month period ended October 31, 2015 are not necessarily indicative of the results for the full fiscal year ending January 31, 2016.

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

Cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents. Cash and cash equivalents were $Nil and $16 at October 31, 2015 and January 31, 2015, respectively.

Cash flows reporting

The Company follows ASC 230, Statement of Cash Flows, for cash flows reporting, classifies cash receipts and payments according to whether they stem from operating, investing, or financing activities and provides definitions of each category, and uses the indirect or reconciliation method ("Indirect method") as defined by ASC 230 to report net cash flow from operating activities by adjusting net income to reconcile it to net cash flow from operating activities by removing the effects of (a) all deferrals of past operating cash receipts and payments and all accruals of expected future operating cash receipts and payments and (b) all items that are included in net income that do not affect operating cash receipts and payments. The Company reports the reporting currency equivalent of foreign currency cash flows, using the current exchange rate at the time of the cash flows and the effect of exchange rate changes on cash held in foreign currencies is reported as a separate item in the reconciliation of beginning and ending balances of cash and cash equivalents and separately provides information about investing and financing activities not resulting in cash receipts or payments in the period.

Commitments and contingencies

The Company follows ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated. There were no commitments or contingencies at October 31, 2015 and January 31, 2015.

Fair value of financial instruments

The Company's balance sheet includes financial instruments, including cash, accounts payable, accrued expenses, amounts due to related party and convertible notes payable to a related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

ASC 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

There were no recognized deferred tax assets or liabilities at October 31, 2015 or January 31, 2015.

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

The following table shows the number of potentially outstanding dilutive shares excluded from the diluted net loss per share calculation for the three and nine months ended October 31, 2015 and 2014 as they were anti-dilutive.

	Three months Ended		Nine months Ended
	October 31, 2015	October 31, 2014	October 31, 2015	October 31, 2014

Stock options issued on July 30, 2011	8,000,000	8,000,000	8,000,000	8,000,000
Convertible notes issued on September 15, 2013	-	24,749,100	-	24,749,100
Total potentially outstanding dilutive shares	8,000,000	24,749,100	8,000,000	24,749,100

Related parties

The Company follows ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Share-based expense

ASC 718, Compensation– Stock Compensation, prescribes accounting and reporting standards for all share-based payment transactions in which employee services are acquired. Transactions include incurring liabilities, or issuing or offering to issue shares, options, and other equity instruments such as employee stock ownership plans and stock appreciation rights. Share-based payments to employees, including grants of employee stock options, are recognized as compensation expense in the financial statements based on their fair values at the date of grant.

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

The fair value of share options or similar instrument awards is estimated on the date of grant using a Black-Scholes option-pricing valuation model. The ranges of assumptions for inputs are as follows:

•

Expected term of share options and similar instruments: Pursuant to Paragraph 718-10-50-2 of the FASB Accounting Standards Codification, the expected term of share options and similar instruments represents the period of time the options and similar instruments are expected to be outstanding, taking into consideration of the contractual term of the instruments and employees' expected exercise and post-vesting employment termination behavior into the fair value (or calculated value) of the instruments. The Company will use historical data to estimate employee behavior after termination. The contractual term of share options or similar instruments is used as expected term of share options or similar instruments for the Company if it is a thinly traded public entity.

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

The Company accounts for stock-based compensation issued to non-employees and consultants in accordance with the provisions of ASC 505-50, Equity–based Payments to Non-Employees. Measurement of share-based payment transactions with non-employees is based on the fair value of whichever is more reliably measurable: (a) the goods or services received; or (b) the equity instruments issued. The fair value of the share-based payment transaction is determined at the earlier of performance commitment date or performance completion date.

Share-based expense for the nine months ended October 31, 2015 and 2014 were $283,125 and $31,212, respectively.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

NOTE 3 – GOING CONCERN

As reflected in the accompanying financial statements, the Company had earned no revenues and at October 31, 2015 had accumulated a deficit of $2,377,324. The Company had a current period net loss of $356,405.

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

NOTE 4 – RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU's impacts on the Company's consolidated results of operations and financial condition.

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

NOTE 5 – RELATED PARTY TRANSACTIONS

Shareholder Advances

In support of the Company's efforts and cash requirements, the Company has relied on advances from the majority shareholder and sole officer until such time that the Company can support its operations or attain adequate financing through sales of its equity or traditional debt financing. There is no formal written commitment for continued support by this shareholder. Shareholder advances were used to fund current operating expenses through advances or amounts paid on behalf of the Company in satisfaction of liabilities.

During the nine months ended October 31, 2015 and 2014, the Company's sole officer advanced a total of $73,044 and $6,942, respectively. Shareholder advances outstanding was $64,550 at October 31, 2015, and $21,967 at January 31, 2015, respectively. Shareholder advances totaling $30,707 were contributed as paid-in capital by our former controlling shareholder for the nine months ended October 31, 2015.

Shareholder advances are non-interest bearing. The Company had recognized imputed interest expense on advances, in the amounts of $868 and $4,307 for the nine months ended October 31, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

Convertible Notes Payable

On September 15, 2013, $164,994 of shareholder advances payable to the Company's former sole officer and majority owner were re-structured into two notes in equal amounts of $82,497, each convertible into the Company's common stock at rates of $0.005 and $0.01 per share respectively. The notes are convertible on demand of the holder, bear no interest, and have a maturity date of September 15, 2023. The two notes in equal amounts of $82,497 were converted by the new controlling shareholder on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share. (For more information, please refer to Note 6.)

Equity

In 2011, the Company issued an option to purchase 8,000,000 common shares at $0.10 per share, to an officer of the Company for compensation. (For more information, please refer to Note 7.)

NOTE 6 – CONVERTIBLE NOTE PAYABLE

On September 15, 2013, $164,994 of shareholder advances payable to the Company's sole officer and majority owner were re-structured into two notes in equal amounts of $82,497, each convertible into the Company's common stock at rates of $0.005 and $0.01 per share respectively. They are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023.

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

The interest expense amortized for the nine months ended October 31, 2015 and 2014 were $917 and $3,586, respectively.

NOTE 7 – STOCKHOLDERS' EQUITY

On February 20, 2015, the majority shareholders voted on and approved an increase of the number of authorized common shares from 100,000,000 to 500,000,000 and a decrease in par value from $0.001 to $0.00001. The majority shareholders also voted on and approved a designation of 10,000,000 preferred shares with noseries and a par value of $0.00001. The financial statements presented have been retroactively restated to present the change in authorized and par value.

Equity – Common Stock

On March 29, 2015, the Company issued 16,499,400 shares at $0.005 a share and totaling $82,497 and 8,249,700 shares at $0.01 a share and totaling $82,497 as conversions of two promissory notes payable for past advances and loans. See Note 5.

Equity – Additional Paid-In Capital

The Company had recognized imputed interest expense on advances, in the amounts of $868 and $4,307 for the nine months ended October 31, 2015 and 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

Stockoptions

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

_______________

*As a thinly traded public entity, it is not practicable for the Company to estimate the expected volatility of its share price. The Company selected two (2) comparable companies to calculate the expected volatility. The Company calculated two (2) comparable companies' historical volatility over the expect life of the share options of eight (8) years and averaged the two (2) comparable companies' historical volatility as its expected volatility.

The fair value of the stock options issued on July 31, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. On August 22, 2015, all the remaining unvested stock options became vested. For the periods ended October 31 and January 31, 2015, $283,125 and $62,892 respectively, was recognized as compensation expense for stock options issued.

Summary of Compensation Expense-Options

Date	Value on Date of Grant	Expense Reported	Expense projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize

7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	95,065	408,959	5.5
1/31/2014		62,891		43	157,957	346,067	4.5
1/31/2015		62,941			220,898	283,126	3.5
4/30/2015		15,865			236,763	267,261	3.25
7/31/2015		15,550			252,313	251,711	3.0
10/31/2015		251,711			504,024	-	-

Summary of stock option activities for the nine months ended October 31, 2015:

	Number of Option Shares	Exercise Price Range Per Share	Weighted Average Exercise Price	Fair Value at Date of Grant	Aggregate Intrinsic Value

Balance, February 1, 2014	8,000,000	$0.10	$0.10	$504,024	$-
Granted	-	-	-		-
Canceled	-	-	-		-
Exercised	-	-	-		-
Expired	-	-	-		-
Balance, January 31, 2015	8,000,000	$0.10	$0.10	$504,024	$-
Vested and exercisable, January 31, 2015	2,000,000	$0.10	$0.10	-	$-
Unvested, January 31, 2015	6,000,000	$0.10	$0.10	-	$-
Vested and exercisable, August 22, 2015	6,000,000	$0.10	$0.10	-	$-
Unvested, October 31, 2015	-	$-	$-	-	$-
Expired, November 22, 2015	8,000,000	$0.10	$0.10	-	$-

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

As of October 31 and January 31, 2015, the Company had incurred domestic net losses of $2,377,324 and $2,020,919, which constitute net operating losses for income tax purposes and results in a deferred tax asset. NOLs begin expiring in 2025. The losses result in a deferred tax asset and an equal valuation allowance of:

	October 31, 2015	January 31, 2015

Deferred tax asset, generated from net operating loss at statutory rates	$356,599	$303,100
Valuation allowance	(356,599)	(303,100)
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:

Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%
Effective income tax rate	0.0%

NOTE9 – SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred requiring adjustment or disclosure.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Form 10-Q may contain "forward-looking statements". These statements are made pursuant to the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. Such forward-looking statements may include, without limitation, statements about the Company's market opportunities, strategies, competition and expected activities and expenditures, and at times may be identified by the use of words such as "may", "will", "could", "should", "would", "project", "believe", "anticipate", "expect", "plan", "estimate", "forecast", "potential", "intend", "continue" and variations of these words or comparable words. Forward-looking statements inherently involve risks and uncertainties. Accordingly, actual results may differ materially from those expressed or implied by these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to the risks described under "Risk Factors" in the Company's annual report filed on March 16, 2015. The Company undertakes no obligation to update any forward- looking statements for revisions or changes after the date of this Form 10-Q.

Overview

Umatrin Holding Limited, formerly Golden Opportunities Corporation (the "Company"), was incorporated in the state of Delaware on February 2, 2005 as 51147, Inc. In November 2007, we changed our business model to rely more on the experiences of our sole executive and commenced implementing our plan as a business partner with active companies in the marketing or financial public relations market. such as plans to assist our clients with the process of going public and other types of fund raising activities. We also work with other companies actively engaged in professional services market or in the sales and /or manufacture and distribution of products or services in Asia.

From 2009 to 2012, throughout the worldwide economic recession, the Company continued to seek out the best potential opportunity for the shareholders. While we do not need to merge or acquire companies, we remain open to any sound business combination to achieve success. Through this period, the Company relied on its sole officer and director to fund the Company's business plan, including the promotion of the Company's comprehensive scope of our professional services, which includes:

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

On March 27, 2015, a total of 19,555,000 shares were acquired by Umatrin Group Ltd. ("UGL") through its principal and director, Dato Sri Warren Eu. At that time, UGL also acquired promissory notes that converted into common shares of the Company. In April 2015, the promissory notes were converted into 24,749,100 shares of the Company's common stock. Upon conversion, UGL held 44,304,100 shares of Company's common stock out of a total issued and outstanding of 58,319,100 shares.

The Company requested to FINRA a voluntary symbol change and on March 31, 2015, the Company was issued a new symbol of "UMHL". On March 31, 2015, effective March 31, 2015, Dato Sri Warren Eu was appointed to the sole director. Dato Sri Warren Eu was appointed President, CEO and CFO to serve until the next shareholder meeting, and continuing his service thereafter until his removal or resignation.

Dato Sri Warren Eu's reputation as a business leader in Malaysia and in other regions of Asia are well known. He is the founder of numerous successful companies offering goods and services in Malaysia and other surrounding countries. He was awarded Sri Sultan Ahmad Shah Pahang (S.S.A.P.) from the Sultan of Pahang that carry the title "Dato' Sri" in the year 2014. Prior to that, he was awarded Darjah Indera Mahkota Pahang (D.I.M.P.) from the Sultan of Pahang in the year 2013 that carry the title "Dato". Dato Sri holds a Philosophy of Doctorate (Ph.D.) in Finance from the Golden State University in the United States, and is a successful business tutor and entrepreneur.

Together, Dato Sri Warren Eu and Michael Zahorik are dedicated to increase shareholder's value. The Company will leverage Dato Sri Warren Eu's expertise and knowledge in focusing on expanding the Company's reputation throughout Asia as a leading O2O (Online to Offline) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct e-commerce on its i-cloud ecosystem. O2O business model finds consumers online and brings them into physical stores. It is a combination of payment model and foot traffic generator for merchants that create offline purchases. The Company will continue to follow its business plan of being a leader in delivering products and services through its Asia epicenter.

In April 2015, the Company amended its Articles of Incorporation to change the name into "Umatrin Holding Limited".the Company filed with FINRA its Notice of Corporate Action regarding the name change on April 20, 2015, which became effective May 5, 2015.

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

Results of Operations for the Three and Nine month Periods ended October 31, 2015 and 2014.

The Company did not have any operating income for the three and nine-month periods ending October 31, 2015 and 2014.

For the three months ended October 31, 2015, the Company had a net loss of $304,331 compared to a net loss of $20,988 for the three month period ending October 31, 2014. The increase in net loss is primarily attributable to professional fees and stock compensation expense on vesting of stock options issued..

For the nine months ended October 31, 2015, the Company had a net loss of $356,405 compared to a net loss of $62,063 for the nine month period ending October 31, 2014. The increase in net loss is primarily attributable to increase in operating expenses and stock compensation expense on vesting of stock options issued. The Company also incurred additional professional fee expenses in relation to change of control of the Company.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $Nil and $16 as of October 31, 2015 and January 31, 2015, respectively.

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

We have no known demands or commitments and are not aware of any events or uncertainties as of October 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditures for the nine months ended October 31, 2015 and 2014.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements, financings, or other relationships with unconsolidated entities or other persons, also known as "special purpose entities".

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Not applicable for smaller reporting company.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of disclosure controls and procedures: The Company's Chief Executive Officer and Chief Financial Officer, after evaluating the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Securities Exchange Act Rules 13a-15 (f) and 15d-15(f)) as of October 31, 2015, have concluded that as of such date, the Company's disclosure controls and procedures were not effective toward ensuring that material information relating to the Company would be made known to such officers on a timely basis.

Changes in internal control over financial reporting: There have been no changes in our internal controls over financial reporting identified in connection with the evaluation required by paragraph (d) of Securities Exchange Act Rule 13a-15 or Rule 15d-15 that occurred in the three months ended October 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

UMATRIN HOLDING LIMITED

Date: December 10, 2015	By:	/s/ Dato Sri Warren Eu
Dato Sri Warren Eu
Chief Executive Officer

