Form 10-K
period 2015-12-31
Umatrin Holding Ltd
filed 2016-04-14
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2015

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-153261

UMATRIN HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Delaware	87-0814235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 Madison Ave 3rd Floor PMB #3050 New York City, NY	10017
(Address of principal executive offices)	(Zip Code)

(866)-874-4888

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $.00001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2015: none.

As of April 12, 2016, the number of shares of common stock of the registrant outstanding is 158,319,100, par value $0.00001 per share.

TABLE OF CONTENTS

Item Number and Caption		Page

PART I

Item 1.	Business	4

Item 1A.	Risk Factors	14

Item 1B.	Unresolved Staff Comments	14

Item 2.	Properties	14

Item 3.	Legal Proceedings	14

Item 4.	Mine Safety Disclosures	14

PART II

Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities	15

Item 6.	Selected Financial Data	16

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations	16

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk	19

Item 8.	Financial Statements and Supplementary Data	20

Item 9.	Changes in and Disagreements With Accountants on Accounting and Financial Disclosure	20

Item 9A.	Controls and Procedures	21

Item 9B.	Other Information	22

PART III

Item 10.	Directors, Executive Officers and Corporate Governance	23

Item 11.	Executive Compensation	25

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters	27

Item 13.	Certain Relationships and Related Transactions, and Director Independence	28

Item 14.	Principal Accountant Fees and Services	29

PART IV

Item 15.	Exhibits, Financial Statement Schedules	30

SIGNATURES		15

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains "forward-looking statements". Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K. All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K.

Except to the extent required by law, we undertake no obligation to update or revise any forward-looking statements, whether as a result of new information, future events, a change in events, conditions, circumstances or assumptions underlying such statements, or otherwise.

PART I

ITEM 1. BUSINESS.

Overview

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (the "Company) was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, the Company acquired 80% of the equity interests of U Matrin Worldwide SDN BHD ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri and Dato' Liew. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL. The UMHL operation office remained in Malaysia and the business market will remain focus in Asia.

Background of Umatrin Holding Limited

UMATRIN HOLDING LIMITED, formerly known as Golden Opportunities Corporation, was incorporated in the state of Delaware on February 2, 2005 ("UMHL", or the "Company"). The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On March 27, 2015, a total of 19,555,000 shares were acquired by Umatrin Group Ltd ("UGL", a company incorporated in Seychelles, through its principal and director, Dato' Sri Eu Hin Chai ("Dato' Sri"). At that time, UGL also acquired promissory notes that covert into common shares of the UMHL. In April 2015, the promissory notes were converted into 24,749,100 shares of UMHL common stock. Upon conversion, UGL held 44,304,100 shares of UMHL common stock out of a total issued and outstanding of 58,319,100 shares. As a result of UGL's acquisition, UGL currently hold 75% of the outstanding shares in UMHL and is the majority shareholder of UMHL.

On March 31, 2015, symbol of the Company's common stock was changed to "UMHL".

On March 31, 2015, Dato' Sri was appointed to the board of directors. In addition, Michael Zahorik was appointed as the Vice President to provide management continuity and to provide his insight and expertise with the Company's development. Dato Sri' was appointed as President and CEO to serve until the next shareholder meeting, and continuing thereafter until removal or resignation.

On August 22, 2015, Michael Zahorik, due to his own personal reason, has resigned his position as the Vice President at UMHL, which is therefore currently managed by Dato' Sri, our sole director.

Despite Michael's exit, Dato' Sri remains and is dedicated in delivering increased shareholder value. In order to moving forward with this vision, UMHL decided to acquire an operating company in Malaysia to which he is one of the main stockholders, known as U Matrin Worldwide SDN BHD, into UMHL.

Background of U Matrin Worldwide SDN BHD

U Matrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN BHD, was incorporated in Malaysia on July 22, 1993 ("Umatrin").

Since its incorporation until September 2014, Umatrin remained dormant. On April 26, 2013, Umatrin was awarded with a direct selling license (number AJL932015) by the Ministry of Domestic Trade and Consumer Affairs in Malaysia. However, since April 26, 2013 and until September 2014, Umatrin maintained no operation.

On July 3, 2014 and August 12, 2014, Umatrin appointed both Dato' Liew Kok Hong ("Dato' Liew") and Dato' Sri as the company's directors. Together, Dato' Liew and Dato' Sri with Dato' Ho Phooi Keow ("Dato' Ho"), the co-founder of Umatrin, decided to start the business and expand it throughout Asia as a leading Online to Offline (O2O) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct E-commerce on its I-Cloud ecosystem.

Dato' Liew was awarded by the Royal of Pahang, Malaysia, the "Darjah Kebesaran Mahkota Pahang Yang Amat Mulia Peringkat Kedua Darjah Indera Mahkota Pahang" with the title "Dato". He has more than 20 years' experience in strategic management and business leadership in E-commerce industries. Dato' Liew executes end-to-end strategies to advance Umatrin's position in high-growth markets, expand major market and pursue new customers, capitalize on strategic alliances and strengthen brand recognition. He also leads Umatrin's regional marketing teams, ensuring that Umatrin delivers its full capabilities to its regional and local markets. Dato' Liew is a veteran sales leader with nearly 20 years' experience in regional and global sales industry. He delivers consulting services, system integration and next-generation technology solutions. Dato' Liew has served in various senior executive sales roles and is recognized for his successful transforming and improving of sales performance by establishing disciplined, sustainable sales processes and driving revenue growth.

Dato' Ho has more than 20 years' experience in the real estate, property development and E-commerce industries. With his profound knowledge of the real estate and property development market, his sharp observation and quick command of business opportunities, and his ability of planning and negotiation, Dato' Ho is regarded as one of the best real estate and property development experts in Malaysia.

In July 2015, due to Dato' Ho's age, he decided to resign as the director of Umatrin and pass the future of Umatrin to both Dato' Sri and Dato' Liew. In any event, he maintains his shares in the company.

As a startup, Umatrin focuses on health and beauty care products. Umatrin had cooperated with several corporations and is appointed as their sole distributor for their health and beauty care products in Asia. Umatrin introduces its products via online platform and offline platformwhich is our retail shop. At our retail store, Umatrin also provides training and product introductory speeches to public.

At the early stage of our business, both Dato' Sri and Dato' Liew have led our marketing teams to sell our products to the end-user and also introduced an Independent Dealer Program to our customer. To qualified, the customer only needs to host a product demo and then will receive a discount on product purchases and earn additional credit for each product sold during the demo. Consequently, our customer will become our Independent Dealer. As to date, we have about 20,000 dealers selling our products.

Main Business Activities

Although Umatrin was awarded a Multi-Level Marketing License, Umatrin did not operate by way of multi-level marketing strategy. Instead, Umatrin applies leading O2O (Online to Offline) marketing strategy to both retail and wholesale trade. Umatrin provides technology and services to enable consumers, merchants and other participants to conduct business in our cloud-based trading system.

Umatrin uses advanced network technology and rigorous management system to create unlimited business brand space. Without allocating large sums of operating cost, it continuously introduces new products, combined with O2O internet business model and career opportunities.

Our Products

We have curated non-toxic beauty, personal care to health and wellness products. The principal markets for Umatrin's products are in Malaysia. We market out products through three primary methods: direct contact, online distribution and/or by our dealer program. Our marketing and sales teams work closely together to maintain a high standard of service to our customers. Each and every new products launched will be communicated to our existing customers and to the public. Since September 2014, our best seller products include:

(a) Hydrogen Antioxidant Water Purifier

Water is a fundamental to human. Each person on Earth requires at least 20 to 50 liters of clean, safe water a day for drinking, cooking and, simply keeping themselves clean. Polluted water isn't just dirty – it's deadly. Every year 1.8 million people die of diarrheal diseases like cholera. In short, the origin of healthy life is sustained by pure and clean water.

Umatrin introduces the Hydrogen Antioxidant Water Purifier to produce pure and clean water for our customers. The product is manufactured by Hyundai Warcotec Co. Ltd. from Korea. This product removes water impurities using 4 types of filters:

(1) Pre-Carbon filter: The carbonfilter applying the suction method of charcoal sucks and eliminates the chlorine elements generated from the treatment process for the city water, organic compounds and odors.

(2) Nano Silver Filter: Antibacterial activated silver carbon, which can kill up to 99.99% of bacteria in water, is used to effectively remove various bacteria,. Also provide enhanced taste and removal of odors from the purified water.

(3) Alkaline Filter: Emit minerals ions is used to stabilize the water pH and remove heavy metals as well as chemicals. This filter can also breaks the water molecules into small cluster, increases oxygen and energy level and speeds up metabolism.

(4) Post-carbon filter: This filter prevents the propagation of germs and eliminating odors melted into water, generating colorless and odorless clean drinking water.

(b) Hydrogen Alkaline Water Stick

Tap water is supposedly clean, but it contains a host of contaminants. Bottled water is often just tap water by another name, and even water that did come from a natural spring originally may have been sitting around in its plastic bottle, leaching nasty chemicals, for two or three years before being consumed.

Alkaline water, high in active hydrogen, can help neutralize stomach acid in acid reflux. This 'micro-clustering' of the water molecules is what makes the water so hydrating.

(c) UNIBERSIH

Unibersih is a natural and unpolluted herbal essence. This unique essence which consist of a total of eleven kinds of organic natural herbs is an all-rounded detoxification element which can excrete waste and toxins thoroughly. It is applicable to those problems brought to our body in modern living, such as constipation, pigmentation, overweight, bad breath, unsound sleep, lack of physical strength, indigestion, abdominal swelling, dry and pale skin, poor immune system etc. It can also strengthen the function of detoxification.

(d) SOYME

Soyme is a Malaysian version of Nattō which is made from soybeans, typically nattō soybeans. The benefit of Soyme includes:

i. Prevents Heart Disease

Soyme has the ability to act as a natural and effective blood thinner in the body, which enables the blood to freely flow throughout the arteries so as to support the vital organs. It can also be very useful in preventing plaque from developing in the complex arteries, which in turn reduces the risk from arterial clotting.

ii. Anti-Aging Effects

Soyme is rich in protein, it will keep the skin healthy so as to look younger for a considerable amount of time. It also contains high amount of vitamin K2, which is a natural and potent anti-aging agent that helps improve the overall health condition of the skin.

iii. Improves Blood Circulation

Soyme could improve the body's blood circulation, which greatly helps various vital organs to function normally. As Soyme increases blood flow, it helps to prevent the narrowing and hardening of arteries.

iv. Lowers Cholesterol

As an excellent blood thinner, Soyme becomes a valuable agent in reducing the body's cholesterol levels. With these great benefits, consumers are able to have a lesser risk from suffering heart related conditions and other serious health problems.

(e) SOPHIELICIOUS

Sophielicous is an anti-aging supplement formulated by using a novel processing technology and the ingredients consists of 3 types of plant stem cells and collagen tri-peptide to enhance the longevity of skin cells. Apple stem cell obtained from the rare and endangered Swiss apple which found rich in epigenetic factors and metabolites to activate sleeping cell, repairs and regenerates new cell; Grape stem cell ensures the vitality and generation capacity of the skin, to protect and prevent the UV damage and pigmentation thus even the skin tone; Argon stem cell derived from very resistant and rare argon tree is for a deep-seated rejuvenation of the skin, restoration of the skin's firmness and wrinkle reduction. It also contains the wonder from deep sea: marine collagen used is in the very short chain of amino acids known tri-peptide. Collagen tri-peptide with the small molecule size can be absorbed fast to the body compare to others collagen, works as cushion and support the epidermis, making it firm and preventing our skin from sagging; lastly the green tea extracts work as powerful antioxidant for the cell protection. Combining all benefits, Sophielicious provides significant anti-aging effect and restores skin.

(f) Nano Skin-Care Serum Series + Nano Vibration Serum Pen

Nano Anti-Aging Face Serum contains strong antioxidants to delay skin aging. This Anti-Aging Serum is specially formulated to counter-acts aging skin in a unique way. It contains active ingredients that are beneficial to our skin. By applying this product, established wrinkles and fine lines are visibly reduced and skin becomes toned and firmer.

Nano Eye Contour Serum improves microcirculation and decongests capillaries around eye area to reduce puffiness and dark circles. With this specially formulated Eye Serum, fine lines and wrinkles are visibly reduced. With daily use of this Eye Serum, there will have improvement in skin luminosity, a decrease in unevenness of the skin, and improvements in appearance of under-eye dark circle & under-eye puffiness.

Nano Collagen Face Serum stimulates collagen synthesis and forms a natural barrier to keep skin moisturized. This serum helps to improve skin conditions: skin elasticity, skin firmness and it also helps to prevent skin from premature aging.

Nano Whitening Face Serum lightens pigmented skin and skin discoloration using Vitamin E and mushroom extracts. This serum contains active ingredients that will not only lighten your skin tone but also effective against age spot in a unique way. It is a light, non-greasy and readily absorbed to help, protect and nourish the skin.

Nano Vibration Serum Pen is for better absorption and increased penetration of Nano Serum active ingredients and vitamins. This product is composed of steel roller balls, which has cooling and refreshing effects. There is a sonic vibration to massage the skin and improve absorption of serum into skin.

(g) Dr. Appers Stem Cell

This exclusive Stem Cell Essence contained the latest Swiss Apple Stem Cell active ingredients which help to neutralizes and repairs the effects of emotional and environmental stress on the skin. It helps to restore the skin complexion, firm up and reduce fine wrinkle lines, makes the skin look fuller, whiter, younger and more beautiful. As we age, the reduced turnover of our cells means we can lose control over how our skin ages, and Epidermal stem cells needed to create healthy new skin are significantly reduced and function less efficiently. Scientists have found that a novel extract derived from the stem cells of a rare apple tree cultivated for its extraordinary longevity shows tremendous ability to rejuvenate aging skin. By stimulating aging skin stem cells, this plant extract has been shown to lessen the appearance of unsightly wrinkles. Clinical trials show that this unique formulation increases the longevity of skin cells, resulting in skin that has a more youthful and radiant appearance.

(h) AKERO SECRET ANTI-AGING SKIN CARE SERIES

Umatrin introduces our own anti-aging skin care series known as "AKERO SECRET". The product was developed with 100% natural botanical active ingredients and adopted a unique nanotechnology for skin hydration and anti-aging. This technology gives user a luminous, firm and flawless skin. It improves skin tone in just 7 days and skin will look more plump in just 14 days. After 28 days, skin will look more translucent. Continuous use will improve skin elasticity, lightens pigmentation, for a brighter looking skin. AKERO SECRET includes moisturizing cleansing foam, facial toner, brightening serum, soothing emulsion, ageless cream and protective sunscreen.

Raw Materials and supplies

We do not depend on principal suppliers for any of our single product. Most of the raw materials were supplied by various suppliers and some are repackaged in Malaysia. Akero Secret, our anti-aging skin care product, was manufactured in Taiwan.

We have an Authorized Exclusive Distributorship with HYUNDAI Healthy Lifestyle Sdn Bhd, in which we should place a minimum order of 250 units of products identified in the agreement and use our best efforts to sale and distribute the products within Malaysia. The duration of the agreement is from May 1, 2015 to April 31, 2016.

Intellectual Property

On February 22, 2015, we filed the application for our trademark "AKERO SECRET" with the Trademark Registry of Malaysia, which is pending for approval. The Registrar of Trademarks will examine the trademark application in approximately six (6) to nine (9) months after the filing date. The Registrar will issue Form on Request for Advertisement of a trademark if there is no objection. The Applicant is required to return the said form within two (2) months from the date received the form with prescription fee. The Registrar will then advertise the application in the government gazette. The Registrar will issue a Certificate of Registration if there is no opposition within two (2) months or any extended time provided by the Registrar from the date of the advertisement in the gazette. In short, a smooth trademark application may take approximately 1.5 – 2 years to be issued with a Certificate of Registration.

It is important for Umatrin to register the trademark "AKERO SECRET" because our Company will be introducing different types of quality anti-aging beauty and health products under the brand name AKERO SECRET.

Licenses and agreements

We possessed 6 licenses for our products from Ministry of Health Malaysia, as listed below:

No.	Name of Cosmetic	Validity Period	Notification Number
1.	Moisturising Cleansing Foam	Aug. 17, 2015 – Aug. 17, 2017	NOT150803380K
2.	Facial Toner	Aug. 17, 2015 – Aug. 17, 2017	NOT150803381K
3.	Brightening Serum	Aug. 17, 2015 – Aug. 17, 2017	NOT150803382K
4.	Soothing Emulsion	Aug. 17, 2015 – Aug. 17, 2017	NOT150803383K
5.	Ageless Cream	Aug. 17, 2015 – Aug. 17, 2017	NOT150803384K
6.	Protective Sunscreen	Aug. 17, 2015 – Aug. 17, 2017	NOT150803385K

Our manufactures, Nano Patch and Taikuchi Trading, possessed five licenses for our products from Ministry of Health Malaysia, as listed below:

No.	Name of Cosmetic	Validity Period	Notification Number	License Holder
1.	NANO WHITENING SERUM	Mar.16, 2015- Mar 16, 2017	NOT150302294K	Nano Patch
2.	NANO EYE CONTOUR SERUM	Mar.16, 2015- Mar 16, 2017	NOT150302293K	Nano Patch
3.	NANO ANTI AGING SERUM	Mar.16, 2015- Mar 16, 2017	NOT150302291K	Nano Patch
4.	NANO COLLAGEN SERUM	Mar.16, 2015- Mar 16, 2017	NOT150302291K	Nano Patch
5.	DR APPERs- Stem Cell Essence	Jun 30, 2014- Jun 30, 2016	NOT140605121K	Taikuchi Trading

Customers

We do not depend on any major customers. Our customers' basis consists of end-users and dealers.

Government Regulation

All of our health and beauty products are approved by our Ministry of Health in Malaysia.

Our Marketing Strategies

Umatrin markets products via online to offline. Umatrin believes that via online channel, we are able to reach our target audiences around the world. Based on Euromonitor International, internet retailing of health and beauty shows fast growth in Asia Pacific Market. As for our offline channel, we have one retail store in Malaysia, whereby anyone can step in and try our products. Following Umatrin's Mission: Improve each standard of living. We provide our customer with quality health and beauty products and also allow them to host event to share our products and at the same time earning additional credit for each sales during the event. Consequently, we will appoint them as our dealers if they wish to start-up their own business. Umatrin will provide market support to the dealers, such as advertisements, products introductory speeches and website to introduce the products to public. This strategy allows Umatrin's products to reach to each and every single person around the Asia Pacific as Umatrin's believe the best advertising will always be by way of word-of-mouth referrals.

As of December 31, 2014, Umatrin's net profit is MYR849,377 (approximately USD$259,563).

Most of our customers and dealers are from Asia. We have 20,000 dealers in Asia. From Umatrin's sales, we have seen a market trend that consumers are buying more anti-aging products from us.

Industry Trends- Anti-Aging Products Market

Based on global research, by 2015, the anti-aging industry will grow by 82% in Asia Pacific and 72% in Japan. The global wellness products industry is a $569 billion industry, and anti-aging is one of the fastest growing categories. The global cosmetics and toiletries industry is a $333 billion industry, and anti-aging is its largest growing segment. In fact, the anti-aging market is predicted to reach a trillion dollars by 2025.

Hence, Umatrin is moving towards developing our own brand and anti-aging products. Recently we have developed a 100% natural anti-aging skin care series products under the brand "AKERO SECRET". We have received lots of positive feedbacks on this new skin care series. GCI Magazine had reported that "In anti-aging and beauty trends, the desire for more natural ingredients is one of the fastest growing around the world. According to Kline & Company, the natural personal care market is predicted to reach $6.7 billion in 2015 in the U.S. alone, and according to a recent anti-aging survey by Mintel, 76% of respondents who are concerned with aging report being interested in products with natural/organic ingredients".

In view of the above, Umatrin does not stop right here, but aims at developing and manufacturing more anti-aging products to benefit the public enlarged. In order to achieve this, additional capital funds are required for Umatrin to venture into manufacturing industry and expanding further research and development to develop more and more quality products.

To save time, Umatrin plans to go public and offers stock in an initial public offering by way of a reverse merger.

Competitive Analysis

Market Analysis

Asia is the Earth's largest and most populous continent. It comprises 30% of Earth's land area, and has historically been home to 60% of the planet's human population (roughly 4.4 billion people reside in Asia). Asian is notable for not only the overall large size, but unusually dense and large settlements as well as vast barely populated regions.

Rising individual incomes and changing lifestyles drive the global beauty care products industry. Revenue in the industry is forecast to reach an estimated $265 billion in 2017 with a CAGR of 3.4% over the next five years (2012-2017), highly influenced by the increasing demand in Asia Pacific (APAC) and Europe due to increase in GDP and the improving living standard.

Lucintel, a leading global management consulting and market research firm, has analyzed the global beauty care industry and presents its findings in "Global Beauty Care Products Industry 2012-2017: Trend, Profit, and Forecast Analysis." The industry encompasses manufacturers' segment revenue related to beauty care products. As per the study, increased awareness has resulted in higher demand for luxury products, especially cosmetics. Providing quality products at a low cost is a challenge for manufacturers. Skincare, the largest segment, represents the growth in products during the forecast period. Increased demand for multi-feature products such as moisturizing cream with sun protection and anti-aging or anti-wrinkle properties are likely to drive market growth.

The cosmetics segment also has growth potential as demand is increasing for premium cosmetics in the expanding middle class in developing countries. Total sales in the beauty and personal care industry were roughly $426 billion in 2011, total global beauty sales for January – March 2012 were up 14% to $2,278,000,000. Total Skincare sales were $844 million, up 19%. The cosmetic industry worldwide seems to be continuously developing, now more than ever with the advent of the Internet companies.

Many famous companies sell their cosmetic products online also in countries where they do not have representatives. At present, cosmetics industry is focusing on launching organic cosmetic products because people are now becoming more and more conscious about the chemicals and the harmful effects in the cosmetics. Players are globally exploring the markets to tap the hidden growth potential. Regulatory bodies are also ensuring that consumers have full knowledge about the ingredients of products and hence focusing on labeling.

A new global anti-ageing report from Research and Markets, forecasts the global product market will grow at a CAGR of 6.7% over the period 2013-2018, with the rising global ageing population being the main driver. (www.cosmeticsdesign-europe.com)

Competitors

The beauty and health industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition generally provides incentives to boost brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and on-time delivery, and a higher level of brand support and customer support. We compete with a large number of multi-national manufacturers of beauty and health products, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products similar to and competitive with our products. Specifically, we compete with the major skin care companies which market many brands including Avon, Chanel, Clarins, Clinique, Estée Lauder, L'Oréal, Lancôme, Neutrogena and Shiseido, major health supplement companies which market many brands including USANA, CVS, Nature Made and Carlson Labs. Most, if not all of these competitors, have launched anti-aging skin care products. We also compete with several smaller prestige boutique and designer anti-aging products brands.

We believe that we compete primarily on the basis of product differentiation, sales and marketing strategy and distribution model. We focus on anti-aging industry by introducing quality natural products to be consumed or applied on skins to naturally reach the ultimate results. In addition, we are moving forward to develop our innovative product formulation and differentiated product concepts. We believe that our expertise within the anti-aging industry, brand authenticity and loyal consumer base, and multi-channel marketing and distribution expertise provide us with competitive advantages in the market for prestige anti-aging beauty and health products.

Principal Methods of Competition

A core element of our success is our distinctive Online to Offline (O2O) marketing strategy and multi-channel distribution model. We focus on educating consumers about the unique benefits of our products, developing intimate relationships with consumers, capitalizing on our multi-channel distribution strategy to effectively reach and engage those consumers and allowing our consumers to enjoy the benefit to be profitable by sharing the same to other consumers. We believe educational media such as products introductory demo and continuous products roadshows are effective at informing consumers about the innovative product formulation, application technique and resulting benefits of our products. We also believe that our company-owned boutiques enhance the authenticity of our brand and provide a personal environment in which we offer our broadest product assortment and provide one-on-one consumer consultations and product demonstrations. At the same time, our physical presence at the event hosted by our dealers have helped to further strengthen our brand image and provide additional points of contact to educate consumers about our products. Moreover, this model allows us to:

•	acquire new consumers and maintain premium brand positioning without large expenditures on print-based advertising and marketing common in our industry;
•	provide consumers the ability to select the most convenient channel to purchase our products;
•	develop intimate consumer relationships that foster brand loyalty and encourage repeat purchases;
•

build a base of recurring revenues as a substantial percentage of our consumers participate in our product continuity programs through which products initially purchased are automatically replenished; and

•	drive traffic across our sales channels.

We believe that our company benefits from strong consumer loyalty as well as the emotional connection formed between our consumers and our brand. In turn, we believe that our consumers are strong advocates for our brand and have displayed a desire and willingness to convert others to our brand. Strong consumer loyalty has resulted in the development of a community of consumers who share a passion for our products and our brand. This community has expressed itself through attendance at events we sponsor, as well as events initiated by individual consumers. In addition, these loyal consumers have established multiple online community independent of the Company's efforts. This loyal community of users provides invaluable feedback that we often incorporate into our product development.

As consumers continue to blend their off-line and on-line activities, from "showrooming" and retail apps to sofa shopping and click-and-collect, the lines between internet retailing, e-commerce and physical retailing are increasingly blurred. Big retailers are taking an "omni-channel" approach by merging their offline, on-line and mobile capabilities to create a seamless experience for shoppers. To elaborate, consumer behavior driving internet sales surge. E-commerce and m-commerce have changed the way that consumers', even those who still visit physical stores, approach on shopping. The main drivers of e-commerce include: the search for value and convenience; increased access to, and usage of, the internet; faster download speeds; improved delivery and online payment methods; and the shift towards mobile devices such as smartphones and tablets. Hence, we will be co-operating with our partners to allow our consumer to purchase our products by just a click at their mobile devices apps.

We use third-party contract manufacturers and suppliers to obtain substantially all raw materials, components and packaging products and to manufacture finished some of products relating to our Umatrin and AKERO SECRET brands products. We utilize approximately 20 different product and packaging suppliers from which we source and contract manufacture our products. Suppliers purchase all necessary raw materials, including the natural ingredients used to manufacture our products.

With respect to our other third-party manufacturers, we make purchases through purchase orders. We believe that we have good relationships with our manufacturers and that there are alternative sources in the event that one or more of these manufacturers is not available. We continually review our manufacturing needs against the capacity of our contract manufacturers to ensure that we are able to meet our production goals, reduce costs, and operate more efficiently.

Research and Development

We invested approximately $19,500 for a third party manufacturer to develop AKERO SECRET.

Employees

Umatrin's core team has served with numerous companies like E-commerce, financial sector companies and variety of internet services. The team has over five years' experiences in operating and managing E-commerce sites, brand marketing, product development and financial security. The team also has over ten years' experiences in internet performance and security and was involved in world-class networking enterprises. We currently have 34 full-time employees.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

We own the following building:

Location	Area (square meters)	Certificate No.	Encumbrance
No. 32, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000 Kuala Lumpur	178.4	Parcel of land held under PM8479	Leasehold property with its lease term expiring on May 4, 2110.

We lease the following building from SKH Media Sdn. Bhd. (the "Lessor"). Set forth in the following table is the information of such lease:

Location	Registered Owner of Land	Area (square meters)	Term and Expiration	Rent	Certificate No.	Encumbrance
No.22-01, Binjai 8, Premium SOHO, No.2, Lorong Binjai 50450 Kuala Lumpur	SKH Media Sdn. Bhd.	131	2 years from October 1, 2014	MYR10,000.00	-	-

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, there are no material pending legal proceedings to which we are a party or of which any of our property is the subject. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

No Public Market for Common Stock

Our common stock was approved to trade on the OTC Bulletin Board system under the symbol "GOOO" on October 28, 2008. Effective April 1, 2015, the Company has received the new symbol of "UMHL". However, to date our Company's Common Stock is not actively traded on a daily basis.

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

Holders

As of April 12, 2016, there are approximately 29 shareholders of record of our common stock.

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

Recent Sale of Unregistered Securities

On February 16, 2015, Umatrin was authorized to issue additional 4,500,000 shares of common stock at MYR1 per share and additional 1,000,000 shares was issued and paid up for MYR1,000,000 ($305,591).

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2015, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	8,000,000	$0.10	8,000,000

Equity compensation plans not approved by security holders	None

Total	8,000,000	$0.10	8,000,000

ITEM 6. SELECTED FINANCIAL DATA.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

Overview

U Matrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN. BHD. was incorporated in Malaysia on July 22, 1993 ("Umatrin").

Since its incorporation until September 2014, Umatrin remained dormant. On April 26, 2013, Umatrin was awarded with a direct selling license number AJL932015 by the Ministry of Domestic Trade and Consumer Affairs Malaysia. However, since April 26, 2013 and until September 2014, Umatrin maintained no operation.

On July 3, 2014 and August 12, 2014, Umatrin appointed both Dato' Liew Kok Hong ("Dato' Liew") and Dato' Sri as its directors. Together, Dato' Liew and Dato' Sri with Dato' Ho Phooi Keow ("Dato' Ho"), the co-founder of Umatrin, decided to start the business and expand it throughout the Asia as a leading Online to Offline (O2O) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct E-commerce on its I-Cloud ecosystem.

Dato' Liew was awarded by the Royal of Pahang, Malaysia, as the "Darjah Kebesaran Mahkota Pahang Yang Amat Mulia Peringkat Kedua Darjah Indera Mahkota Pahang" with the title "Dato". He has more than 20 years' experience in strategic management and business leadership in E-commerce industries. Dato' Liew executes end-to-end strategies to advance Umatrin's position in high-growth markets, pursue new customers, capitalize on strategic alliances and strengthen brand recognition. He also leads and ensures that Umatrin delivers its full capabilities to its regional and local markets. Dato' Liew is a veteran sales leader with nearly 20 years' experience in regional and global sales industry. He delivers consulting services, system integration and next-generation technology solutions. Dato' Liew had served in various senior executive sales roles and is recognized for his successfully transforming and improving sales of performance, by establishing disciplined, sustainable sales processes which drives revenue growth.

Dato' Ho has more than 20 years' experience in real estate and property development and E-commerce industries. With his profound knowledge of the real estate and property development market, his sharp observation and quick command of business opportunities, and his ability of planning and negotiation, Dato' Ho is regarded as one of the best real estate and property development experts in Malaysia.

On March 23, 2015, due to Dato' Ho's age, he decided to resign as the director of Umatrin and pass the future of Umatrin to both Dato' Sri and Dato' Liew. In any event, he maintains his shares in the company.

On February 24, 2016, the Board of Directors of Umatrin Holding Limited (the "Company") approved and ratified to change the Company's fiscal year end from January 31 to December 31, effective immediately as of the date of the board approval.

Umatrin's Results of Operations for the Year Ended December 31, 2015 Compared to the Year Ended December 31, 2014

	For the Years Ended
	December 31,	December 31,
	2015	2014
Sales	$3,158,296	$2,888,483
Cost of sales	(544,169)	(707,091)
Gross profit	2,614,127	2,181,392
Selling, general & administrative expenses	(2,577,904)	(1,771,394)
Other income	-	5
Provision of income taxes	(27,701)	(150,440)
Net income (loss)	$8,522	$259,563

Sales

For the year ended December 31, 2015, the Company was able to generate $3,158,296, which sees an improved 9% in sales in selling beauty and health products through the improving market condition in the local market in Malaysia as these products were being highly sought after.

Gross profit and gross margin

The Company was able to generate a gross profit margin of 82% as these luxury products do tend to have higher margin at a range of 65% to 86%.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the year ended December 31, 2015 and 2014.

Net income

At the end of the financial period December 31, 2015, the Company was able to generate $8,522 net income. This surplus of fund will be used for the coming expansion of the Company.

Liquidity and Capital Resources

The Company had cash and cash equivalent of $174,113 and $2,140,653 as of December 31, 2015 and December 31, 2014, respectively.

Our company's operations have been funded through an equity financing and a series of debt transactions, primarily with shareholders, directors, and officers of our company and affiliated entities. These related party debt transactions such as sales purchases of inventory and advances have operated as informal lines of credit since the inception of our company, and related parties have extended credit as needed which our company has repaid at its convenience. We anticipate that we will incur operating losses in the foreseeable future and we believe we will need additional cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If our related parties are unable or unwilling to provide additional capital, we would likely require financing from third parties. There can be no assurance that any additional financing will be available to us, on terms we believe to be favorable or at all. The inability to obtain additional capital would have a material adverse effect on our operations and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

On February 16, 2015, the Company increased its authorized common stock from 500,000 to 5,000,000 shares at MYR1 (approximately $0.3056) par value while allotting additional 1,000,000 shares at MYR1 (approximately $0.3056) par value to use for the funding for its business expansion plan.

Operating Activities

For the year ended December 31, 2015 and 2014, we received $375,676 and used $2,457,934 in operating activities, respectively. The movement in net cash received and used in operating activities resulted from movement in other receivables and prepayments, related parties balances, other payables and accrued expenses.

Investing Activities

During the year ended December 31, 2015 and 2014, we used $1,385,944 and $333,888 in investing activity. The net cash used in investing activity resulted from fixed assets purchased as the Company expanded its operation.

Financing Activities

During the year ended December 31, 2015, we received proceeds from capital contribution of $305,591, drawdown of a term loan of $586,946 and repayment to related parties of $1,219,660, and as a result, we had net cash used in financing activities of $327,123.

During the year ended December 31, 2014, we received advances from related parties of $163,551, and as a result, we had net cash provided by financing activity of $163,551.

Loan Commitment

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both December 31, 2015 and December 31, 2014.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed instalment of MYR14,863.14 (approximately $4,249) for 240 instalments.

Other than the above funding, the Company do not have any other external source of funding.

We have no known demands or commitments and we are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the year ended December 31, 2015 and 2014 except mentioned above.

The Company's Results of Operations for the Eleven Months Ended December 31, 2015 Compared to the Year Ended January 31, 2015

	Eleven Month Year
	December 31,	January 31,
	2015	2015
Sales	$-	$-
Operating expenses	(360,991)	(79,256)
Other expenses	(3,085)	(5,537)
Net loss	$(364,076)	$(84,793)

The Company did not generate any operating revenue for the eleven months ended December 31, 2015 and for the year ended January 31, 2015. The major operating costs include stock compensation cost, legal and audit fees, and general filling fees for the eleven months ended December 31, 2015 and for the year ended January 31, 2015. The significant increase in operating cost was due to share option cost amounting $283,126 for the eleven months ended December 31, 2015 compared to $62,942 for the year ended January 31, 2015.

Liquidity and Capital Resources

The Company had cash and cash equivalents of $Nil and $16 as of December 31, 2015 and January 31, 2015, respectively.

We have no internal sources of liquidity. Our only external source of liquidity are our officers/directors who personally fund our operating expenses through related party loans. There is no assurances of their ability to continue personally funding our operating expenses. There is no assurance we would be able to secure additional sources of funding. The Company continues to rely upon the issuance of common stock and capital contributions from shareholders to fund administrative expenses.

We have no known demands or commitments and are not aware of any events or uncertainties as of December 31, 2015 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We have no material commitments for capital expenditures for the year ended December 31, 2015 and January 31, 2015.

Critical Accounting Policies

We prepare our financial statements in conformity with the generally accepted accounting principles in the United States (GAAP), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experiences, current trends and other factors that management believes to be important at the time the condensed financial statements are prepared. Due to the need to make estimates about effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experiences, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, the actual results could differ from our estimates and such difference could be material.

Off Balance Sheet Arrangements

As of December 31, 2015, we do not have any off-balance sheet arrangements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On March 7, 2016, Jimmy P. Lee, CPA, P.C. ("Lee") resigned as the independent registered public accounting firm of Umatrin Holding Limited. (the "Company").

(ii)

The audit report of Lee on the financial statements of the Company as of and for the fiscal years ended December 31, 2014 and December 31, 2013 did not contain an adverse opinion or disclaimer of opinion and were not qualified or modified as to uncertainty, audit scope or accounting principles.

	(iii)	The decision to change the independent registered public accounting firm was recommended and approved by the Board of Directors of the Company.

(iv)

During the Company's two most recent fiscal years ended December 31, 2014 and December 31, 2013 and any subsequent interim periods through September 30, 2015, (a) there were no disagreements with Lee on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Lee, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no "reportable events" as described in Item 304(a)(1)(v) of Regulation S-K.

(v)

On March 10, 2016, the Company provided Lee with a copy of this Current Report and has requested that it furnish the Company with a letter addressed to the U.S. Securities and Exchange Commission stating whether it agrees with the above statements. A copy of such letter is attached as Exhibit 16.1 to the Current Report on Form 8-K filed with the SEC on March 11, 2016.

(2)	New Independent Registered Public Accounting Firm

On March 10, 2016, the Board of Directors of the Company appointed Yichien Yeh, CPA ("Yeh") as its new independent registered public accounting firm to audit and review the Company's financial statements. During the two most recent fiscal years ended December 31, 2014 and December 31, 2013 and any subsequent interim periods through the date hereof prior to the engagement of Yeh, neither the Company, nor someone on its behalf, has consulted Yeh regarding:

(i)

either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company's consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

	(ii)	any matter that was either the subject of a disagreement as defined in paragraph 304(a)(1)(iv) of Regulation S-K or a reportable event as described in paragraph 304(a)(1)(v) of Regulation S-K.

ITEM 9A. CONTROLS AND PROCEDURES.

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

Management's Report on Internal Control Over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the company's principal executive and principal financial officers and effected by the company's board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America and includes those policies and procedures that:

•	Pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the company;

•

Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and,

•

Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

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

As of December 31, 2015, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Management's Remediation Initiatives

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title
Dato' Liew Kok Hong	41	President, CEO, CFO, Director
Dato' Sri Warren Eu Hin Chai	37	Vice President, Director
Dato' Osmanthus Ang Kui Hwa	58	Director
Teoh Bi Shan	30	Director
Teng Ling Ching	36	Director

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above Officers and Directors.

Dato' Liew Kok Hong, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

Dato' Liew was awarded by the Royal of Pahang, Malaysia, as the "Darjah Kebesaran Mahkota Pahang Yang Amat Mulia Peringkat Kedua Darjah Indera Mahkota Pahang" with the title "Dato". He has more than 20 years' experience in strategic management and business leadership in E-commerce industries. Dato' Liew executes end-to-end strategies to advance Umatrin's position in high-growth markets, expand major market and pursue new customers, capitalize on strategic alliances and strengthen brand recognition. He also leads Umatrin's regional marketing teams, ensuring that Umatrin delivers its full capabilities to its regional and local markets. Dato' Liew is a veteran sales leader in JS Health and Beauty with nearly 20 years' experience in regional and global sales industry. He delivers consulting services, system integration and next-generation technology solutions. Dato' Liew has served in various senior executive sales roles and is recognized for his successful transforming and improving of sales performance by establishing disciplined, sustainable sales processes and driving revenue growth.

Dato' Sri Warren Eu Hin Chai, Vice President and Director

On March 31, 2015, Dato' Sri Warren Eu Hin Chai was appointed President and Chief Executive Officer of UHML. Dato' Sri's reputation as a business leader in Malaysia and in other regions of Asia is well known. He is the founder of numerous successful companies offering goods and services in Malaysia and surrounding countries and one of them is SKH Media. He was awarded Sri Sultan Ahmad Shah Pahang (S.S.A.P.) from the Sultan of Pahang that carries the title "Dato' Sri" in year 2014. Prior to that, he was awarded Darjah Indera Mahkota Pahang (D.I.M.P.) from the Sultan of Pahang in year 2013 that carries the title Dato'. Dato' Sri holds a Doctorate of Philosophy (Ph.D.) in Finance from the Golden State University in the United States of America (USA), and is a successful business tutor and entrepreneur.

Dato' Osmanthus Ang Kui Hwa, Director

Dato' Osmanthus Ang, a graduate who holds a Doctorate of Philosophy in Business from University of Wisconsin, United States of America. She has started her own business since 1985 offering beauty and design services. She was the Founder and Chairman of Jashen Interior Design and had led the business to growth steadily and successfully. Dato' Osmanthus Ang is not only a successful entrepreneur, she has been actively involved in social causes. She is the Founder and President of United Commerce of Women, a non-governmental organization established to provide support to women especially single mother, to enhance their self-image, build their self-confidence and networks, to assist them to set up their own businesses or to form business partnerships. Her success in business and her contribution to society has been recognized and she was awarded with numerous awards, and one of them is "Darjah Kebesaran Mahkota Pahang Yang Amat Mulia Peringkat Kedua Darjah Indera Mahkota Pahang" with the title "Dato".

Teoh Bi Shan, Director

Ms. Teoh joined Umatrin since April 2015 and has served as our legal advisor. She had successfully resolved the company legal dispute and had reorganized the management of the company towards ISO standards. She is a law graduate from University of Northumbria, United Kingdom. After she obtained her Certificate in Legal Practice (CLP), she joined Jeff Leong Poon & Wong and has advised public listed companies in fund raising and other corporate exercises on Bursa Malaysia including initial public offerings, trust deed, warrant, rights issues, bond issues, share split and restructuring. Thereafter, she shifted from a corporate lawyer to a litigator and joined Vin & Isaac Lee. She has several years of complex litigation experience in directorship dispute, partnership dissolution, business contract dispute and intellectual property dispute.

Teng Ling Ching, Director

Mr. Teng was an accomplished systems administrator with more than 14 years of experience managing server infrastructures and data-center operations across multiple platforms such as Unix, Linux, Windows. He had effectively plan, install, configure and optimize the IT infrastructure to consistently achieve high ability and performance. He had proven his ability to create and deliver solutions for fast business growth, organizational development and systems/network optimization. Throughout his history of employment with MVM Home Entertainment and MNC Group Indonesia, he is well known as skilled troubleshooter and a great team leader in a range of IT environments.

Term of Office

Our directors hold office until the next annual general meeting of our stockholders and until their successors have been duly elected and qualified or until removed from office in accordance with our bylaws. Our officers are elected by and serve at the discretion of the board of directors.

Family Relationships

There are no family relationships between any of our directors or executive officers.

Certain Legal Proceedings

To our knowledge, no director, nominee for director, or executive officer of the Company has been a party in any legal proceeding material to an evaluation of his ability or integrity during the past ten years.

Potential Conflicts of Interest

We are not aware of any current or potential conflicts of interest with our director or executive officer.

Board Committees

We have not formed an Audit Committee, Compensation Committee or Nominating and Corporate Governance Committee as of the filing of this Annual Report. Our Board of Directors performs the principal functions of an Audit Committee. We currently do not have an audit committee financial expert on our Board of Directors.

Compliance with Section 16(A) Of The Exchange Act.

Section 16(a) of the Exchange Act requires the Company's officers and directors, and persons who beneficially own more than 10% of a registered class of the Company's equity securities, to file reports of ownership and changes in ownership with the Securities and Exchange Commission and are required to furnish copies to the Company. Based solely on our review of the reports filed with the SEC, no person failed to timely file reports required by Section 16(a) in the past two fiscal years.

Code of Ethics

We have not adopted a Code of Ethics applicable to our Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our former executive officers, for the years ended December 31, 2015 and 2014. Our former executive officers did not receive any compensation (other than Company stock) for services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us.

No former executive officer received compensation in excess of $100,000 for any of those two years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)
Michael A. Zahorik	2015	$-	-	-	-	-	-	-	-
	2014	$-	-	-	-	-	-	-	-

The following is a summary of the compensation we paid to our current executive officer, for the years ended December 31, 2015 and 2014. No current executive officer received compensation in excess of $100,000 for any of those two years.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)
Dato' Sri Warren Eu Hin Chai	2015	$-	-	-	-	-	-	-	-
	2014	$-	-	-	-	-	-	-	-

Compensation Discussion and Analysis

We strive to provide our named executive officers (as defined in Item 402 of Regulation S-K) with a competitive base salary that is in line with their roles and responsibilities when compared to peer companies of comparable size in similar locations.

We plan to implement a more comprehensive compensation program, which takes into account other elements of compensation, including, without limitation, short and long term compensation, cash and non-cash, and other equity-based compensation such as stock options. We expect that this compensation program will be comparable to the programs of our peer companies and aimed to retain and attract talented individuals.

Compensation of Directors

Our former director, Michael A. Zahorik, did not receive any compensation (other than Company stock) for services rendered to us, have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us.

The following is a summary of the compensation we paid to our former Director, Michael A. Zahorik, for the years ended December 31, 2015 and 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Michael A. Zahorik (1)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

___________

(1)	Michael A. Zahorik was appointed Director of the Company on March 31, 2015. He resigned effectively August 22, 2015.

The following is a summary of the compensation we paid to the Directors of Umatrin, for the years ended December 31, 2015 and 2014.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
Dato' Liew Kok Hong (1)	2015	171,520	-	-	-	-	-	-	171,520
	2014	45,000	-	-	-	-	-	-	45,000

Dato' Sri Warren Eu Hin Chai (2)	2015	171,520	-	-	-	-	-	-	171,520
	2014	45,000	-	-	-	-	-	-	45,000

Dato' Ho Phooi Keow (3)	2015	-	-	-	-	-	-	-	-
	2014	-	-	-	-	-	-	-	-

_________

(1)	Dato' Liew Kok Hong was appointed Director of the Company on July 3, 2014.
(2)	Dato' Sri Warren Eu Hin Chai was appointed Director of the Company on August 12, 2014.
(3)	Dato' Ho Phooi Keow was appointed Director of the Company on August 12, 2014. He resigned effectively on March 23, 2015.

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information as of the date hereof with respect to the beneficial ownership of our ordinary shares, the sole outstanding class of our voting securities, by (i) each stockholder known to be the beneficial owner of 5% or more of the outstanding ordinary shares of the Company, (ii) each executive officer and director, and (iii) all executive officers and directors as a group. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. ordinary shares subject to options, warrants or convertible securities exercisable or convertible within 60 days as of the date hereof are deemed outstanding for computing the percentage of the person or entity holding such options, warrants or convertible securities but are not deemed outstanding for computing the percentage of any other person.

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership		Percentage of Class(1)

Umatrin Group Ltd.(4)	44,304,100	(2)	28.0%
Dato' Liew Kok Hong	50,000,000		31.6%
Dato' Sri Warren Eu Hin Chai	74,184,100	(3)	46.9%
Dato'Osmantus Ang Kui Hwa	6,200,000		3.9%
Teoh Bi Shan	6,200,000		3.9%
Teng Ling Ching	6,200,000		3.9%
All officers and directors	142,784,100		90.2%

_________________

(1)	Based on 158,319,100 shares of common stock outstanding as of April 12, 2016.
(2)

Dato' Sri Warren Eu Hin Chai, our Vice President and director is the sole stockholder of Umatrin Group Ltd. Through his position as the sole stockholder in Umatrin Group Ltd, Dato' Sri has the power to dispose of or direct the disposition of the shares of common stock in Umatrin Group Ltd. As a result, Dato' Sri may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

(3)

Includes (i) 29,880,000 shares owned directly by Dato' Sri, and (ii) 44,304,100 shares owned by Umatrin Group Ltd. As reflected in footnote 2, Dato' Sri may be deemed to be the beneficial owner of these shares.

(4)	Principal offices located at 24 Lesperance Complex Providence Industrial Estate, Maha T2 0000.

ITEM 13. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Due from related parties in the books of Umatrin consists of the following:

	December 31,	December 31,
	2015	2014	Purpose
Dato Ho Phooi Keow	$-	$99,115	Advance
Global Bizrewards Sdn. Bhd.	34,465	28,587	Advance
Fine Portal Sdn Bhd	-	85,762	Advance
Multimedia Biz Solution Sdn. Bhd.	46,574	85,762	Advance
SKH Media Sdn. Bhd.	-	54,316	Advance
Umatrin Holding Ltd	7,875	-	Advance
Total Due from	88,914	353,542

Due to related parties in the books of Umatrin consists of the following:

	December 31,	December 31,
	2015	2014
Dato Sri Warren Eu Hin Chai	$407,146	$1,014,493	Advance
SKH Media Sdn. Bhd.	15,939	554,253	Advance
JS Health & Beauty Sdn. Bhd.	-	180,567	Inventory Purchase
Creative Iconic Sdn. Bhd.	167,159	-	Inventory Purchase
Total Due to	590,244	1,749,313

The related parties' relationship to Umatrin as follows:

Name	Relationship
Dato Ho Phooi Keow	Director, Majority Shareholder and Officer of the Company
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Fine Portal Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Multimedia Biz Solution Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
JS Health & Beauty Sdn. Bhd.	A Company owned by a director of the Company
Creative Iconic Sdn. Bhd.	Related by key employee; Patricia Low

The amounts due from or due to related parties' were unsecured, non-interest bearing, and due on demand.

Umatrin purchased its inventory from its supplier JS Health & Beauty Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased were $642,179 and $707,091 for the year ended December 31, 2015 and 2014, respectively.

Umatrin leased an office space from SKH Media Sdn. Bhd.. The rent expenses were $30,788 and $9,168 for the years ended December 31, 2015 and 2014, respectively.

Due to related party consists of the following:

	December 31,	January 31,
	2015	2015	Purpose

Dato Sri' Eu Hin Chai	65,591	-	Advance
Michael A. Zahorik	30,707	21,967	Advance

The related parties' relationship to the Company as follows:

Name	Relationship
Dato Sri' Eu Hin Chai	Vice President and Director
Michael A. Zahorik	Former Director

The amount due to related party was unsecured, noninterest bearing, and due on demand.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountant for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2015	2014
Audit Fees	$89,250	$4,500
Audit Related Fees	0	0
Tax Fees	0	0
All Other Fees	0	0

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

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

a) Documents filed as part of this Annual Report

1. Consolidated Financial Statements

2. Financial Statement Schedules

3. Exhibits

Exhibits #	Title
3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated June 3, 2008 (2)
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 16, 2015 (3)
3.4	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 28, 2015 (3)
3.5	Bylaws (2)
10.1	Share Exchange Agreement, dated January 6, 2016, by and among Dato' Sri Warren Eu Hin Chai, Dato' Liew Kok Hong, the Company, and U MATRIN WORLDWIDE SDN BHD. (3)
10.2	Term Loan Agreement, dated December 23, 2014, by and between RHB Bank Berhad and U MATRIN WORLDWIDE SDN BHD. (3)
10.3	Sale and Purchase Agreement, dated November 12, 2014, by and between Mega Panorama Sdn Bhd. and U MATRIN WORLDWIDE SDN BHD. (3)
21.1	List of Subsidiaries (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
(1)	Incorporated by reference to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 8, 2005.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 29, 2008.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: April 14, 2016	By:	/s/ Dato' Liew Kok Hong
Dato' Liew Kok Hong
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dato' Liew Kok Hong	President, Chief Executive Officer, Chief	April 14, 2016
Dato' Liew Kok Hong	Financial Officer, and Chairman of the Board of Directors (Principal Executive Officer and Principal Financial Officer)

/s/ Dato' Sri Warren Eu Hin Chai	Vice President and Director	April 14, 2016
Dato' Sri Warren Eu Hin Chai

/s/ Dato' Osmanthus Ang Kui Hwa	Director	April 14, 2016
Dato' Osmanthus Ang Kui Hwa

/s/ Teoh Bi Shan	Director	April 14, 2016
Teoh Bi Shan

/s/ Teng Ling Ching	Director	April 14, 2016
Teng Ling Ching

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Umatrin Holding Limited

We have audited the accompanying balance sheets of Umatrin Holding Limited as of December 31, 2015 and January 31, 2015, and the related statement of operations, stockholders' deficit, and cash flows for the eleven months ended December 31, 2015 and for the year ended January 31, 2015. Umatrin Holding Limited's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Umatrin Holding Limited as of December 31, 2015 and January 31, 2015, and the results of operations and cash flows for the eleven months ended December 31, 2015 and for the year ended January 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficit of $2,384,996 as of December 31, 2015 that include loss of $364,077 for the eleven months ended December 31, 2015. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

April 7, 2016

UMATRIN HOLDING LIMITED
F/K/A
GOLDEN OPPORTUNITIES CORPORATION
BALANCE SHEETS

	December 31,	January 31,	January 31,
	2015	2015	2014

ASSETS
Current Assets
Cash and cash equivalents	$-	$16	$91
Total Current Assets	-	16	91
TOTAL ASSETS	$-	$16	$91

LIABILITIES AND STOCKHOLDERS DEFICIT
Current Liabilities
Accounts payable and accrued expenses	$6,831	$3,312	$1,540
Shareholder advance	96,298	21,967	7,500
Total Current Liabilities	103,129	25,279	9,040
Convertible notes payable, related party, net of debt discounts	-	6,530	1,583
TOTAL LIABILITIES	103,129	31,809	10,623

Stockholders' Deficit
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 33,570,000 and 58,319,000 shares issued and outstanding	583	336	336
Additional paid in capital	2,281,284	1,988,790	1,925,258
Accumulated deficit	(2,384,996)	(2,020,919)	(1,936,126)
Total Stockholders' Deficit	(103,129)	(31,793)	(10,532)

TOTAL LIABILITIES AND STOCKHOLDERS DEFICIT	$-	$16	$91

See auditor's report and notes to the audited financial statements

UMATRIN HOLDING LIMITED
F/K/A
GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF OPERATIONS

	For the Eleven Months Ended		For the Year Ended
	December 31,		January 31,
	2015	2014	2015
		(Unaudited)

REVENUE	$-	$-

OPERATING EXPENSES
Professional fees	69,840	7,037	10,349
Stock Compensation-Stock Options	283,126	57,654	62,942
General and Administrative	8,026	62	5,965
TOTAL OPERATING EXPENSES	360,991	64,753	79,256

LOSS FROM OPERATIONS	(360,991)	(64,753)	(79,256)

OTHER INCOME (EXPENSES)
Imputed Interest expense	(2,168)	(574)	(590)
Interest Expense-Beneficial Conversion	(917)	(4,479)	(4,947)
TOTAL OTHER INCOME (EXPENSES), NET	(3,085)	(5,053)	(5,537)

LOSS BEFORE INCOME TAXES	(364,077)	(69,806)	(84,793)

INCOME TAXES	-	-	-

NET LOSS	$(364,077)	$(69,806)	$(84,793)

Net Loss Per Common Share - basic & diluted	$(0.01)	$(0.00)	$(0.00)

Weighted Average Common Shares Outstanding	54,095,451	33,570,000	33,570,000

See auditor's report and notes to the audited financial statements

UMATRIN HOLDING LIMITED
F/K/A
GOLDEN OPPORTUNITIES CORPORATION
STATEMENT OF STOCKHOLDERS' DEFICIT

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total

Balance, January 31, 2014	33,570,000	336	1,925,258	(1,936,126)	(10,532)

Interest as in-kind contribution			590		590
Stock options expense			62,942		62,942
Net loss				(84,793)	(84,793)

Balance, January 31, 2015	33,570,000	$336	$1,988,790	$(2,020,919)	$(31,793)

Issuance of stock for promissory notes	24,749,100	247	7,200		7,447
Interest as in-kind contribution			2,168		2,168
Stock options expense			283,126		283,126
Net loss				(364,077)	(364,077)

Balance, December 31, 2015	58,319,100	$583	$2,281,284	$(2,384,996)	$(103,129)

See auditor's report and notes to the audited financial statements

UMATRIN HOLDING LIMITED
F/K/A
GOLDEN OPPORTUNITIES CORPORATION
STATEMENTS OF CASH FLOW

	For the Eleven Months Ended		For the Year Ended
	December 31,		January 31,
	2015	2014	2015
		(Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(364,077)	$(69,806)	(84,793)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Interest contribution	2,168	5,053	590
Amortization of debt discounts	917	-	4,947
Stock options issued for compensation	283,126	57,654	62,942
Changes in operating assets and liabilities:
Accounts payable and accrued expenses	3,519	(1,540)	1,772
Shareholder advance	74,331	8,558	14,467
Net Cash Provided By (Used in) Operating Activities	(16)	(81)	(75)

Net increase (decrease) in cash and cash equivalents	(16)	(81)	(75)
Cash and cash equivalents, beginning of period	16	91	91
Cash and cash equivalents, end of period	$-	$10	$16

Supplemental cash flow information
Cash paid for interest	$-	$-	$-
Cash paid for taxes	$-	$-	$-

See auditor's report and notes to the audited financial statements

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

1. ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (the "Company") ("Umatrin") was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying financial statements have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

The Company's financial statements are expressed in U.S. dollars.

Change in fiscal year

On February 24, 2016, the Board of Directors of the "Company" approved and ratified to change the Company's fiscal year end from January 31 to December 31, effective immediately as of the date of the board approval.The required transition period of February 1, 2015 to December 31, 2015 is included in these financial statements

Use of estimates

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

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Commitments and contingencies

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

There were no commitments or contingencies at December 31, 2015 and January 31, 2015.

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

Impairment of assets

The carrying amounts of assets on the balance sheet are reviewed for impairment when there is an indication that the assets might be impaired. Impairment is measured by comparing the carrying values of the assets with their recoverable amounts.

An impairment loss is charged to the statement of operation immediately unless the asset is carried at its revalued amount. Any impairment loss of a revalued asset is treated as a revaluation decrease to the extent of a previously recognized revaluation surplus for the same asset.

In respect of assets other than goodwill, and when there is a change in the estimates used to determine the recoverable amount, a subsequent increase in the recoverable amount of an asset is treated as a reversal of the previous impairment loss and is recognized to the extent of the carrying amount of the asset that would have been determined (net of amortization and depreciation) had no impairment loss been recognized. The reversal is recognized in the statement of operation immediately, unless the asset is carried at its revalued amount. A reversal of an impairment loss on a revalued asset is credited directly to the revaluation surplus. However, to the extent that an impairment loss on the same revalued asset was previously recognized as an expense in the statement of operation, a reversal of that impairment loss is recognized as income in the statement of operation.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

The cash and cash equivalents on December 31, 2015 and January 31, 2015 were $nil and $16, respectively.

Income taxes and valuation allowance

The Company follows ASC 740, Income Taxes. The Company records deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. The measurement of deferred tax assets and liabilities is based on enacted tax rates that are expected to apply to taxable income in the year when settlement or recovery of those temporary differences is expected to occur. The Company recognizes the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. The Company record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that the relevant taxing authority that has full knowledge of all relevant information will examine each uncertain tax position. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

Recent Accounting Pronouncements

In July 2015, the FASB issued ASU No. 2015-11, Simplifying the Measurement of Inventory, which modifies existing requirements regarding measuring inventory at the lower of cost or market. Under existing standards, the market amount requires consideration of replacement cost, net realizable value (NRV), and NRV less an approximately normal profit margin. The new ASU replaces market with NRV, defined as estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal and transportation. This eliminates the need to determine and consider replacement cost or NRV less an approximately normal profit margin when measuring inventory. The amendments are effective for the annual period ending after December 15, 2016, and for annual and interim periods thereafter. Early application is permitted. The Company is currently assessing this ASU's impacts on the Company's results of operations and financial condition.

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard's stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU's impact on the Company's results of operations and financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had earned no revenues and at December 31, 2015 had accumulated a deficit of $2,384,996 that included loss of $364,077 for the eleven months ended December 31, 2015.

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

4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

5. RELATED PARTY TRANSACTIONS

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

During the eleven months ended December 31, 2015 and the year ended January 31, 2014, the Company's officers advanced a total of $74,331 and $14,467, respectively. Shareholder advances outstanding was $96,298 at December 31, 2015, and $21,967 at January 31, 2015, respectively.

Shareholder advances are non-interest bearing. The Company had recognized imputed interest expense on advances, in the amounts of $2,168 and $590 for the eleven months ended December 31, 2015 and for the year ended December 31, 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

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

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

6. CONVERTIBLE NOTE PAYABLE

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

The interest expense amortized for the eleven months ended December 31, 2015 and for the year ended January 31, 2015 were $917 and $4,947, respectively.

7. STOCKHOLDERS' EQUITY

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

Equity – Additional Paid-In Capital

The Company had recognized imputed interest expense on advances, in the amounts of $2,168 and $590 for the eleven months ended December 31, 2015 and for the year ended December 31, 2014, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

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

__________________

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

The fair value of the stock options issued on July 31, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. On August 22, 2015, all the remaining unvested stock options became vested. For the periods ended December 31 and December 31, 2014, $283,126 and $57,654 respectively, was recognized as compensation expense for stock options issued.

Summary of Compensation Expense-Options

Date	Value on Date of Grant	Expenses Reported	Expense Projected	True-up Amount	Cumulative Reported Expense	Unrecognized Compensation	Weighted Average Period to Recognize
7/30/2011	504,024					504,024	7.0
1/31/2012		16,053			31,933	472,091	6.5
1/31/2013		61,132		(43)	95,065	408,959	5.5
1/31/2014		62,891		43	157,957	346,067	4.5
1/31/2015		62,941			220,898	283,126	3.5
12/31/2015		283,126			504,024	-	-

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

8. INCOME TAXES

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

As of December 31 and January 31, 2015, the Company had incurred domestic net losses of $2,384,996 and $2,020,919, which constitute net operating losses for income tax purposes and results in a deferred tax asset. NOLs begin expiring in 2025. The losses result in a deferred tax asset and an equal valuation allowance of:

	December 31,	January 31,
	2015	2015
Deferred tax asset, generated from net operating loss at statutory rates	$357,700	$303,100
Valuation allowance	(357,700)	(303,100)
	-
	$-	$-

The reconciliation of the effective income tax rate to the federal statutory rate is as follows:
Federal income tax rate	15.0%
Increase in valuation allowance	(15.0)%
Effective income tax rate	0.0%

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

9. BUSINESS COMBINATION

On January 6, 2016, the Company acquired 80% of the equity interests of U Matrin Worldwide SDN BHD ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri and Dato' Liew. Immediately following the Share Exchange, the business of Umatrin became the business of the Company.

U Matrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN BHD, was incorporated in Malaysia on July 22, 1993. The principal activities of Umatrin is direct selling and trading on beauty and personal care products, and investment holding.

The Company entered into a share exchange agreement with Umatrin whereas the acquisition was accounted under US GAAP as a business combination under common control with the Company being the acquirer as both entities were owned by the same controlling shareholders. Accordingly, historical cost will be the basis for transfer of assets and liabilities in the business combination in accordance with ASC 805-50-30-5.

A. Audited Financial Statements

Audited Financial Statements of Umatrin Worldwide Sdn. Bhd. ("Umatrin") as of and for the years ended December 31, 2015 and 2014 are presented as follows in accordance with Rule 3-05 of the SEC's Regulation S-X.

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U Matrin Worldwide Sdn. Bhd.

We have audited the accompanying balance sheet of U Matrin Worldwide Sdn. Bhd. as of December 31, 2015, and the related statement of operations and comprehensive income, owners' equity, and cash flows for the year ended December 31, 2015. U Matrin Worldwide Sdn. Bhd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U Matrin Worldwide Sdn. Bhd. as of December 31, 2015, and the results of operations and cash flows for the year ended December 31, 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred accumulated deficit of $166,830 as of December 31, 2015. There is no assurance the Company will obtain revenue or financing to cover any operating losses it may incur. These factors raise substantial doubt about its ability to continue as a going concern. Management's plans concerning this matter are also described in Note 3. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Yichien Yeh, CPA

Oakland Gardens, New York

April 7, 2016

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

U Matrin Worldwide Sdn. Bhd.

We have audited the accompanying balance sheets of U Matrin Worldwide Sdn. Bhd. as of December 31, 2014, and the related statements of income, comprehensive income, stockholders' equity, and cash flows for each of the years in the year ended December 31, 2014. U Matrin Worldwide Sdn. Bhd.'s management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of U Matrin Worldwide Sdn. Bhd. as of December 31, 2014, and the results of its operations and its cash flows for each of the years in the year ended December 31, 2014, in conformity with accounting principles generally accepted in the United States of America.

/s/ Jimmy P. Lee, CPA PC

Astoria, NY

January 6, 2016

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

U MATRIN WORLDWIDE SDN. BHD.
BALANCE SHEETS

	December 31,	December 31,
	2015	2014
Assets
Current Assets
Cash and cash equivalents	$174,113	$2,140,653
Trade receivables, net	-	87,357
Inventory	88,957	-
Deferred tax assets	9,991	12,265
Due from related parties	88,914	353,542
Other receivables, deposits and prepayments	45,373	192,735
Total Current Assets	407,348	2,786,552
Property and equipment, net	1,423,002	308,766
Total Assets	1,830,350	3,095,318

Liabilities
Current Liabilities
Due to related parties	590,244	1,749,313
Taxes payable	1,441	152,998
Other payables and accruals	183,719	847,309
Term loan payable-current portion	41,535	-
Total Current Liabilities	816,939	2,749,620
Term loan payable-long term	491,197	-
Total Liabilities	1,308,136	2,749,620

Commitments & Contingencies	-	-

Stockholders' Equity
Shares capital; 1,500,000 and 500,000 shares issued and outstanding	467,518	161,927
Retained earnings	221,526	213,004
Accumulated other comprehensive loss	(166,830)	(29,233)
Total Stockholders Equity	522,214	345,698
Total Liabilities and Stockholders Equity	$1,830,350	$3,095,318

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

U MATRIN WORLDWIDE SDN. BHD.
STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME

	For the Twelve Months Ended
	December 31,	December 31,
	2015	2014

Sales	$3,158,296	$2,888,483
Cost of sales	544,169	707,091
Gross margin	2,614,127	2,181,392

Operating expenses
Selling, general & administrative expenses	2,577,904	1,771,394
Total operating expenses	2,577,904	1,771,394

Income (Loss) from operations	36,223	409,998

Other income (expenses)
Other income	-	5
Total other income (expenses)	-	5

Net income (loss) before income taxes	36,223	410,003

Provision of income taxes	(27,701)	(150,440)

Net income (loss)	$8,522	$259,563

Foreign currency translation adjustment	(137,597)	(23,210)

Comprehensive income (loss)	$(129,075)	$236,353

Net loss per Common Share - Basic and Diluted	$0.01	$0.52

Weighted Average Number of Shares Outstanding - Basic and Diluted	1,371,233	500,000

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

U MATRIN WORLDWIDE SDN. BHD.
STATEMENTS OF OWNERS' EQUITY
For the Years Ended December 31, 2015 and 2014

				Accumulated
				Other	Total
	Shares Capital		Retained	Comprehensive	Owners'
	Shares	Amount	Earnings (Deficit)	Loss	Equity

Balance, December 31, 2013	500,000	$161,927	$(46,559)	$(6,023)	$109,345
Net income	-	-	259,563	-	259,563
Cumulative translation adjustment	-	-	-	(23,210)	(23,210)

Balance, December 31, 2014	500,000	161,927	213,004	(29,233)	345,698
Issuance of common stock	1,000,000	305,591		-	305,591
Net income	-	-	8,522	-	8,522
Cumulative translation adjustment	-	-	-	(137,597)	(137,597)
Balance, September 30, 2015	1,500,000	467,518	221,526	(166,830)	522,214

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

U MATRIN WORLDWIDE SDN. BHD.
STATEMENTS OF CASH FLOWS

	For the Twelve Months Ended
	December 31,	December 31,
	2015	2014
Cash flows from operating activities
Net loss	$8,522	$259,563
Adjustment to reconcile net loss from operations:
Depreciation expense	47,623	3,825
Changes in Operating Assets and Liabilities
Trade receivables	93,382	(93,382)
Inventory	(98,010)	-
Deferred tax asset	2,103	(13,111)
Due from related parties	279,965	(267,852)
Other receivables and prepayments	156,039	(206,029)
Taxes payable	(161,964)	1,869,971
Other payables	(703,336)	904,949
Net cash used in operating activities	(375,676)	2,457,934

Cash flows from investing activity
Purchase of property and equipment	(1,385,944)	(333,888)
Net cash provided by investing activity	(1,385,944)	(333,888)

Cash flows from financing activities
Proceedsfrom issuance of common stock	305,591	-
Proceeds/(Repayment) to related party, net	(1,219,660)	163,551
Proceeds/(Repayments) from term loan, net	586,946	-
Net cash provided by financing activities	(327,123)	163,551

Effect of exchange rate changes	122,203	(151,718)

Net increase (decrease) in cash and cash equivalents	(1,966,540)	2,135,879
Cash and cash equivalents at beginning of period	2,140,653	4,774
Cash and cash equivalents at end of period	$174,113	$2,140,653

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$-	$-

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

1. ORGANIZATION

U Matrin Worldwide Sdn. Bhd. (the "U Matrin") is a limited liability company incorporated and domiciled in Malaysia on July 22, 1993 and remained dormant until September 2014.

The principal activities of the Company is direct selling and trading on beauty and personal care products, and investment holding.

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

The Company's financial statements are expressed in U.S. dollars.

Fiscal year end

The Company upon its formation elected December 31 as its fiscal year.

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

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

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

Accounting Standards Codification ("ASC") 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity's own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1 - Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2 - Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3 - Pricing inputs that are generally observable inputs and not corroborated by market data.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2015. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the "FASB") ASC 220 Reporting Comprehensive Income, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company's comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Related parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Risks and Uncertainties

The Company's operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Commitments and contingencies

The Company adopted ASC 450-20, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses, if any.

Depreciation is calculated under the straight-line method to write off the cost of the assets over their estimated useful lives.

Computer and software	5 years
Furniture and fittings	10 years
Office equipment	10 years
Renovation and improvements	10 years
Building	95 years

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

An item of equipment is derecognized upon disposal or when no future economic benefits are expected from its use. Any gain or loss arising from de-recognition of asset is recognized in profit or loss.

Expenditures for repairs and maintenance, which do not improve or extend the expected useful lives of the assets, are expensed as incurred while major replacements and improvements are capitalized.

Impairment of assets

The carrying amounts of assets on the balance sheet are reviewed for impairment when there is an indication that the assets might be impaired. Impairment is measured by comparing the carrying values of the assets with their recoverable amounts.

An impairment loss is charged to the statement of operation immediately unless the asset is carried at its revalued amount. Any impairment loss of a revalued asset is treated as a revaluation decrease to the extent of a previously recognized revaluation surplus for the same asset.

In respect of assets other than goodwill, and when there is a change in the estimates used to determine the recoverable amount, a subsequent increase in the recoverable amount of an asset is treated as a reversal of the previous impairment loss and is recognized to the extent of the carrying amount of the asset that would have been determined (net of amortization and depreciation) had no impairment loss been recognized. The reversal is recognized in the statement of operation immediately, unless the asset is carried at its revalued amount. A reversal of an impairment loss on a revalued asset is credited directly to the revaluation surplus. However, to the extent that an impairment loss on the same revalued asset was previously recognized as an expense in the statement of operation, a reversal of that impairment loss is recognized as income in the statement of operation.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Functional and presentation currency

The functional currency of the Company is the currency of the primary economic environment in which the Company operates which is Malaysia Ringgit ("MYR").

Transactions in currencies other than the entity's functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on translation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these financial statements, the Company's assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder's equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder's equity section of the balance sheets.

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate

December 31, 2015	4.29419	3.89755
December 31, 2014	3.49806	3.27235

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

The cash and cash equivalents for the year ended December 31, 2015 and 2014 were $174,113 and $2,140,653 respectively.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expense were $nil and $nil for the year ended December 31, 2015 and 2014, respectively.

Inventories

Inventories, which are primarily comprised of finished goods for sale, are stated at the lower of cost or net realizable value, using the first-in first-out (FIFO) method. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis.

Revenue Recognition

The Company generally recognizes product sales revenue when the significant risks and rewards of ownership have been transferred pursuant to Malaysia law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value-added tax laws have been complied with, and collectability is reasonably assured.

Commission

The Company expenses commission costs as incurred and includes it in selling expenses.

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses.

Income taxes and valuation allowance

The Company follows ASC 740, Income Taxes. The Company records deferred tax assets and liabilities for future income tax consequences that are attributable to differences between financial statement carrying amounts of assets and liabilities and their income tax bases. The measurement of deferred tax assets and liabilities is based on enacted tax rates that are expected to apply to taxable income in the year when settlement or recovery of those temporary differences is expected to occur. The Company recognizes the effect on deferred tax assets and liabilities of any change in income tax rates in the period that includes the enactment date. The Company record a valuation allowance to reduce deferred tax assets if it is more likely than not that some portion or all of the deferred tax assets will not be realized.

A tax benefit from an uncertain tax position may be recognized only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities. The determination is based on the technical merits of the position and presumes that the relevant taxing authority that has full knowledge of all relevant information will examine each uncertain tax position. Although the Company believes the estimates are reasonable, no assurance can be given that the final outcome of these matters will not be different than what is reflected in the historical income tax provisions and accruals.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Segment Information

The Company adopted ASC-280, Disclosures about Segments of an Enterprise and Related Information, which requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (marketing and sales) and in one geographical segment Malaysia, as all of the Company's current operations are carried in Malaysia.

Recent Accounting Pronouncements

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

In February 2015, FASB issued ASU No. 2015-02, Consolidation (Topic 810): Amendments to the Consolidation Analysis. The new consolidation standard changes the way reporting enterprises evaluate whether (a) they should consolidate limited partnerships and similar entities, (b) fees paid to a decision maker or service provider are variable interests in a VIE, and (c) variable interests in a VIE held by related parties of the reporting enterprise require the reporting enterprise to consolidate the VIE. The guidance is effective for public business entities for annual and interim periods in fiscal years beginning after December 15, 2015. Early adoption is allowed, including early adoption in an interim period. A reporting entity may apply a modified retrospective approach by recording a cumulative-effect adjustment to equity as of the beginning of the fiscal year of adoption or may apply the amendments retrospectively. The Company is currently assessing the impact of the adoption of this guidance on the consolidated financial statements.

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers, which provides a single comprehensive model to be used in the accounting for revenue arising from contracts with customers and supersedes most current revenue recognition guidance, including industry-specific guidance. The standard's stated core principle is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve this core principle the ASU includes provisions within a five step model that includes identifying the contract with a customer, identifying the performance obligations in the contract, determining the transaction price, allocating the transaction price to the performance obligations, and recognizing revenue when (or as) an entity satisfies a performance obligation. The standard also specifies the accounting for some costs to obtain or fulfill a contract with a customer and requires expanded disclosures about revenue recognition. The standard provides for either full retrospective adoption or a modified retrospective adoption by which it is applied only to the most current period presented. This ASU is effective January 1, 2017. The Company is currently assessing this ASU's impact on the Company's consolidated results of operations and financial condition.

The Company believes that there were no other accounting standards recently issued that had or are expected to have a material impact on our financial position or results of operations.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated a deficit of $166,830 and $29,233 as of December 31, 2015 and 2014, respectively.

Uncertainty arise as the market being in operation faces economic slowdown which might cast a slight doubt on the Company ability to generate profit in the next 12 months. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating of revenue through the business. However, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient revenue. These factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or amounts and classification of liabilities that might result from this uncertainty.

4. OTHER RECEIVABLES, DEPOSITS AND PREPAYMENTS

	December 31,	December 31,
	2015	2014
Other receivables	$9,431	$1,143
Deposits	35,942	184,731
Prepayments	-	6,861
Total	$45,373	$192,735

5. PROPERTY & EQUIPMENT

Property & equipment consist of the following:

	December 31,	December 31,
	2015	2014
Computer and software	$20,571	$15,421
Furniture and fittings	28,408	12,751
Office equipment	41,014	45,718
Renovations and improvements	298,093	238,454
Building	1,081,054
Total	1,469,140	312,344
Less: accumulated depreciation	(46,138)	(3,578)
Net	$1,423,002	$308,766

The depreciation expense charged to general and administrative expenses were $47,623 and $3,825 for the years ended December 31, 2015 and 2014, respectively.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

6. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	December 31,	December 31,
	2015	2014	Purpose
Dato Ho Phooi Keow	$-	$99,115	Advance
Global Bizrewards Sdn. Bhd.	34,465	28,587	Advance
Fine Portal Sdn Bhd	-	85,762	Advance
Multimedia Biz Solution Sdn. Bhd.	46,574	85,762	Advance
SKH Media Sdn. Bhd.	-	54,316	Advance
Umatrin Holding Ltd	7,875	-	Advance
Total Due from	88,914	353,542

Due to related parties consists of the following:

	December 31,	December 31,
	2015	2014
Dato Sri Warren Eu Hin Chai	$407,146	$1,014,493	Advance
SKH Media Sdn. Bhd.	15,939	554,253	Advance
JS Health & Beauty Sdn. Bhd.	-	180,567	Inventory Purchase
Creative Iconic Sdn. Bhd.	167,159	-	Inventory Purchase
Total Due to	590,244	1,749,313

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

The related parties' relationship to the Company as follows:

Name	Relationship
Dato Ho Phooi Keow	Director, Majority Shareholder and Officer of the Company
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Fine Portal Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Multimedia Biz Solution Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
JS Health & Beauty Sdn. Bhd.	A Company owned by a director of the Company
Creative Iconic Sdn. Bhd.	Related by key employee; Patricia Low

The amounts due from or due to related parties' were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its supplier JS Health & Beauty Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased were $642,179 and $707,091 for the year ended December 31, 2015 and 2014, respectively.

The Company leased an office space from SKH Media Sdn. Bhd.. The rent expenses were $30,788 and $9,168 for the years ended December 31, 2015 and 2014, respectively.

7. OTHER PAYABLES AND ACCRUALS

	December 31,	December 31,
	2015	2014
Other payables	$52,862	$746,700
Accruals	130,857	100,609
	-
Total	$183,719	$847,309

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

8. STOCKHOLDERS' EQUITY

The Company is authorized to issue 500,000 shares of common stock at MYR1 per share with 500,000 shares issued and paid up for MYR500,000 ($161,927).

On February 16, 2015, the Company was authorized to issue additional 4,500,000 shares of common stock at MYR1 per share and additional 1,000,000 shares was issued and paid up for MYR1,000,000 ($305,591).

9. PROVISION FOR INCOME TAXES

A reconciliation of income taxes applicable to the profit before income taxes at the statutory tax rate and income tax expense at the effective tax rate of the Company is as follows:

	For the year ended
	December 31,	December 31,
	2015	2014
Net profit before income taxes	36,223	410,003

Tax at the statutory tax rate	7,245	62,500

Tax effects of:	-	-
Non-deductible expenses	-	47,940
Under accrual in prior year	2,044	-
Allowance Valuation	18,412	40,000
Income tax expense	27,701	150,440

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

Deferred tax assets consisted of the following:

	December 31,	December 31,
Deferred tax assets:	2015	2014
Net operating losses	-	-
Timing differences in expenses deductions	9,991	12,265
Allowance Valuation	-	-
Total	9,991	12,265

10. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,858). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The Company entered into a property lease agreement for office space which started on September 5, 2014 and expired on September 4, 2015 for monthly payment of MYR4,500 (approximately $1,286). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $67,895 and $16,502 for the year ended December 31, 2015 and 2014, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $58,218). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

The Company depends on few supplier for its products. Accordingly, the Company has a concentration risk related to these suppliers. Failure to maintain existing relationships with the suppliers or to establish new relationships in the future could negatively affect the Company's ability to obtain products sold to customers in a timely manner. If the Company is unable to obtain ample supply of products from existing suppliers or alternative sources of supply, the Company may be unable to satisfy the orders from its customers, which could materially and adversely affect revenues.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

11. TERM LOAN

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to the Company for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for September 30, 2015.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $4,249) for 240 installments. The current and non-current portion of the loan on December 31, 2015 is $41,535 and $491,197, respectively.

Interest expenses were $12,085 and $Nil for the year ended December 31, 2015 and 2014, respectively.

12. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

U MATRIN WORLDWIDE SDN. BHD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEARS ENDED DECEMBER 31, 2015 AND 2014

B. Unaudited Pro Forma Combined Financial Information

The accompanying unaudited pro forma combined financial information have been prepared to present the balance sheet and statements of operations of Umatrin Holding Ltd. (the "Company" or "UMHL"), to indicate how the consolidated financial statements of the Company might have looked like if the acquisition of Umatrin Worldwide Sdn. Bhd. ("Umatrin") and transactions related to the acquisition had occurred as of the beginning of the period presented.

The unaudited pro forma condensed combined balance sheet as of December 31, 2015 is presented as if the acquisition of Umatrin had occurred on the first day of the eleven months ended December 31, 2015.

The unaudited pro forma condensed combined statements of operations for the nine months ended October 31, 2015, and for the fiscal year ended January 31, 2015, are presented as if the acquisition of Umatrin had occurred on the first day of the fiscal year ended January 31, 2015 and were carried forward through each of the aforementioned periods presented.

These pro forma condensed financial statements are presented for illustrative purposes only and are not intended to be indicative of actual consolidated financial position and consolidated results of operations had the purchase been in effect during the periods presented, or of consolidated financial condition or consolidated results of operations that may be reported in the future.

The pro forma adjustments contained in the pro forma combined financial statements relate to the assumptions of all prior and existing liabilities of the Company upon consummation of the acquisition.

Pro forma Balance Sheet

	Historical		Pro forma
	December 31,	December 31,
	2015	2015
	UMHL	Umatrin	Adjustment	Notes	Combined
Assets
Current Assets
Cash and cash equivalents	$-	$174,113	-		$174,113
Trade receivables, net	-	-	-		-
Inventory	-	88,957	-		88,957
Deferred tax assets	-	9,991	-		9,991
Due from related parties	-	88,914	-		88,914
Other receivables, deposits and prepayments	-	45,373	-		45,373
Total Current Assets	-	407,348	-		407,348
Property and equipment, net	-	1,423,002	-		1,423,002
Total Assets	-	1,830,350	-		1,830,350

Liabilities
Current Liabilities
Accounts payables and accrued expenses	6,831	-	-		6,831
Trade payables	-	-	-		-
Due to related parties	96,298	590,244	-		686,542
Taxes payable	-	1,441	-		1,441
Other payables and accruals	-	183,719	-		183,719
Term loan payable-current portion	-	41,535	-		41,535
Advance from customers	-	-	-		-
Total Current Liabilities	103,129	816,939	-		920,068
Term loan payable-long term	-	491,197	-		491,197
Total Liabilities	103,129	1,308,136	-		1,411,265

Commitments & Contingencies

Stockholders' Equity (Deficit)
Umatrin Holding Ltd. Stockholders' Equity (Deficit)
Preferred stock, $0.00001 par value	-	-	-		-
Common stock, $0.00001 par value	583	-	1,000	(A)	1,583
Shares capital	-	467,518	(467,518)	(B)	-
			(1,000)	(A)
Additional paid-in capital	2,281,284	-	374,014	(B)	2,654,298
Accumulated earnings (deficits)	(2,384,996)	221,526	(44,305)	(C)	(2,207,775)
Accumulated other comprehensive income	-	(166,830)	33,366	(C)	(133,464)
Total Umatrin Holding Ltd. Stockholders' Equity (Deficit)	(103,129)	522,214	-		314,642
			93,504	(B) (C)
			44,305	(C)
Noncontrolling interest	-	-	(33,366)	(C)	104,443
Total Stockholders Equity (Deficit)	(103,129)	522,214	-		419,085
Total Liabilities and Stockholders Equity (Deficit)	$-	$1,830,350	-		$1,830,350

Pro forma Statements of Operations and Comprehensive Income (Loss)

	Historical		Pro forma
	For the years ended
	December 31,	December 31,
	2015	2015
	UMHL	Umatrin	Adjustment	Notes	Combined

Sales	$-	$3,158,296	-		$3,158,296
Cost of sales	-	544,169			544,169
Gross margin	-	2,614,127			2,614,127

Operating expenses
Selling, general & administrative expenses	375,495	2,577,904			2,953,399
Total operating expenses	375,495	2,577,904			2,953,399

Income (Loss) from operations	(375,495)	36,223			(339,272)

Other income (expenses)
Interest expense	(3,569)	-			(3,569)
Other income	-	-			-
Total other income (expenses)	(3,569)	-			(3,569)

Net income (loss) before income taxes	(379,064)	36,223			(342,841)

Provision of income taxes	-	(27,701)			(27,701)

Net income (loss) including noncontrolling interest	(379,064)	8,522			(370,542)

Less: Net loss attributable to noncontrolling interest	-	-	1,704	(C)	1,704

Net income (loss) attributable to Umatrin Holding Ltd.	$(379,064)	$8,522			$(372,246)

Net income (loss) including noncontrolling interest	$(379,064)	$8,522			$(370,542)
Foreign currency translation adjustment	-	(137,597)			(137,597)
Comprehensive income (loss) including noncontrolling interest	$(379,064)	$(129,075)			$(508,139)
Comprehensive income (loss) attributable to noncontrolling interest	-	-	27,519	(C)	27,519
Comprehensive income (loss) attributable to Umatrin Holding Ltd.	$(379,064)	$(129,075)			$(480,620)

UMATRIN HOLDING LTD.

NOTES TO THE FINANCIAL STATEMENTS

FOR THE YEAR ENDED DECEMBER 31, 2015 AND 2014

Notes to Unaudited Pro Forma Combined Financial Information

Note 1 – Basis of Presentation

The unaudited pro forma combined balance sheet as of December 31, 2015, and the unaudited pro forma combined statements of operations for the year ended December 31, 2015, are based on the historical financial statements of the Company and Umatrin after giving effect of the share exchange agreements entered between the Company and Umatrin on January 6, 2016, and the assumptions, reclassifications and adjustments described in the accompanying notes to the unaudited pro forma condensed combined financial information.

The Company entered into a share exchange agreement with Umatrin whereas the acquisition was accounted under US GAAP as a business combination under common control with the Company being the acquirer as both entities were owned by the same controlling shareholders. The pro forma combined financial information have been presented at historical costs and on a retroactive basis of the entities. No purchase price or reverse merger accounting methods were used.

Note 2 – Adjustments

(A)

The Company issued 100,000,000 shares of its commons stock to two shareholders of Umatrin in exchange for 1,200,000 shares (80% ownership) of Umatrin. Pursuant to the share exchange agreement effective January 6, 2016, the Company issued to Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong 50,000,000 and 50,000,000 shares, respectively.

(B)	To eliminate Umatrin's historical shares capital, assuming the Umatrin's original stockholders will exchange their shares in Umatrin for the Company's shares.

(C)	To adjust the 20% noncontrolling interest after the share exchange.

