Form 10-Q
period 2016-03-31
Umatrin Holding Ltd
filed 2016-05-23
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

As of May 16, 2016, the registrant had 158,319,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2016

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$75,839	$174,113
Inventory	46,345	88,957
Deferred tax assets	10,906	9,991
Prepaid tax	12,049	-
Due from related parties	125,658	81,039
Other receivables and deposits	49,527	45,373
Total Current Assets	320,324	399,473
Property and equipment, net	1,540,659	1,423,002
Total Assets	1,860,983	1,822,475

Liabilities
Current Liabilities
Accounts payable and accrued expenses	115,516	148,658
Due to related parties	733,843	678,668
Income tax payable	-	1,441
Other payables	6,863	52,862
Term loan payable-current portion	45,338	41,535
Total Current Liabilities	901,560	923,163
Term loan payable-long term	524,837	480,228
Total Liabilities	1,426,397	1,403,391

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 158,319,000 shares issued and outstanding	1,583	1,583
Additional paid in capital	2,661,350	2,654,298
Accumulated deficits	(2,250,988)	(2,207,775)
Accumulated other comprehensive loss	(94,224)	(133,465)
Total Umatrin Holding Limited Stockholders' Equity	317,722	314,642
Non-controlling interest	116,864	104,443
Total Equity	434,586	419,084

Total Liabilities and Stockholders Equity	$1,860,983	$1,822,475

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

Sales	$458,694	$940,614
Cost of sales	89,082	201,824
Gross margin	369,612	738,790

Operating expenses
Selling, general & administrative expenses	388,985	901,972
Total operating expenses	388,985	901,972

Loss from operations	(19,373)	(163,182)

Other income (expenses)
Interest expense	(14,925)	(917)
Total other income (expenses)	(14,925)	(917)

Net loss before income taxes	(34,298)	(164,099)

Provision of income taxes	(6,303)	-

Net income (loss)	(40,601)	(164,099)

Net loss attributable to the noncontrolling interest	(2,611)	32,455

Net loss attributable to Umatrin Holding Limited common Stockholders	$(43,213)	$(131,644)

Net loss per Common Share - Basic and Diluted	$(0.00)	$(0.00)

Weighted Average Number of Shares Outstanding - Basic and Diluted	158,319,000	158,319,000

Net loss attributable to non-controlling interest

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015

Net loss	$(40,601)	$(164,099)

Other comprehensive income (loss)
Foreign currency translation adjustment	49,051	(51,546)

Comprehensive income (loss)	8,450	(215,645)

Comprehensive income/loss attributable to the non-controlling interest	(12,422)	42,764

Comprehensive income (loss) attributable to Umatrin Holding Limited	$(3,972)	$(172,880)

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2016	2015
Cash flows from operating activities
Net loss	$(40,601)	$(164,099)
Adjustment to reconcile net loss from operations:
Depreciation expense	13,410	10,962
Interest contribution	7,051	917
Changes in Operating Assets and Liabilities
Trade receivables	-	87,357
Inventory	42,612	-
Prepaid tax	(12,049)	-
Other receivables and deposits	(4,154)	(483,180)
Accounts payable and accrued expenses	(33,142)	(101,640)
Income tax payable	(1,441)	(13,201)
Other payables	(45,999)	(733,696)
Net cash used in operating activities	(74,313)	(1,396,580)

Cash flows from investing activities
Purchase of property and equipment	(1,550)	(96,169)
Advance made to related parties	(44,618)	(13,328)
Net cash used in investing activities	(46,168)	(109,497)

Cash flows from financing activities
Proceedsfrom issuance of common stock	-	-
Capital Contribution	-	305,591
Proceeds/(Repayment) to related party, net	55,175	(695,294)
Proceeds/(Repayments) from term loan, net	(10,640)	-
Net cash provided by financing activities	44,535	(389,703)

Effect of exchange rate changes	(22,329)	(50,848)

Net increase (decrease) in cash and cash equivalents	(98,275)	(1,946,628)
Cash and cash equivalents at beginning of period	174,113	2,140,669
Cash and cash equivalents at end of period	$75,839	$194,041

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$19,793	$13,201

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE FINANCIAL STATEMENTS

MARCH 31, 2016

(UNAUDITED)

1. ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (the "Company") was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, the Company acquired 80% of the equity interests of U Matrin Worldwide SDN. BHD. ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri and Dato' Liew. Immediately following the Share Exchange, the business of Umatrin became the business of the Company.

U Matrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. The principal activities of Umatrin is direct selling and trading on beauty and personal care products, and investment holding.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods also should be retroactively adjusted to furnish comparative information. The comparative financial statement as of December 31, 2015 and for the three months ended March 31, 2015 are accordingly adjusted as though share exchange agreement between the Company and Umatrin occurred at the beginning of prior periods.

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

Functional and presentation currency

The functional currency of Umatrin is the currency of the primary economic environment in which the Company operates which is Malaysia Ringgit ("MYR").

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
March 31, 2016	3.9399	4.1906
December 31, 2015	4.2942	3.8976
March 31, 2015	3.7092	3.6149

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

The cash and cash equivalents for the year ended March 31, 2016 and December 31, 2015 were $75,839 and $174,113 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expense were $nil and $nil for the three months ended March 31, 2016 and 2015, respectively.

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

Recent Accounting Pronouncements

In August 2015, FASB issued ASU 2015-14, "Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date". The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In November 2015 the FASB issued ASU 2015-17, "Balance Sheet Classification of Deferred Taxes", which changes how deferred taxes are classified on the Company's balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees' recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU's primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors' accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted.  Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company's financial statements.

In March 2016, the FASB issued ASU 2016-08, "Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)". The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, "Revenue from Contracts with Customers (Topic 606)". Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In March 2016, the FASB issued ASU 2016-09, "Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting". The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,250,988 as of March 31, 2016 which include a loss of $43,213 for the three months ended March 31, 2016.

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

4. OTHER RECEIVABLES AND DEPOSITS

	March 31,	December 31,
	2016	2015
Other receivables	$10,295	$9,431
Deposits	39,232	35,942
Total	$49,527	$45,373

5. PROPERTY & EQUIPMENT

Property & equipment consist of the following:

	March 31,	December 31,
	2016	2015
Computer and software	$22,455	$20,571
Furniture and fittings	31,009	28,408
Office equipment	44,770	41,014
Renovations and improvements	327,037	298,093
Building	1,180,036	1,081,054
Total	1,605,307	1,469,140
Less: accumulated depreciation	(64,648)	(46,138)
Net	$1,540,659	$1,423,002

The depreciation expense charged to general and administrative expenses were $13,410 and $10,962 for the three months ended March 31, 2016 and 2015, respectively.

6. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	March 31,	December 31,
	2016	2015	Purpose
Global Bizrewards Sdn. Bhd.	$47,789	$34,465	Advance
Multimedia Biz Solution Sdn. Bhd.	50,839	46,574	Advance
SKH Media Sdn. Bhd.	12,709	-	Advance
Creative Iconic Sdn. Bhd.	6,355	-	Advance
Sportlight Business Training Academy Sdn. Bhd.	7,966	-	Advance
Total Due from	125,658	81,039

Due to related parties consists of the following:

	March 31,	December 31,
	2016	2015	Purpose
Dato Sri Warren Eu Hin Chai	$503,674	$464,827	Advance
Michael A. Zahorik	30,307	30,307	Advance
SKH Media Sdn. Bhd.	17,398	15,939	Advance
Creative Iconic Sdn. Bhd.	182,464	167,595	Inventory Purchase
Total Due to	733,843	678,668

The related parties' relationship to the Company as follows:

Name	Relationship

Dato Ho Phooi Keow	Director, Majority Shareholder and Officer of the Company
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Multimedia Biz Solution Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Creative Iconic Sdn. Bhd.	Related by key employee; Patricia Low
Sportlight Business Training Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin

The amounts due from or due to related parties' were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its supplier JS Health & Beauty Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased were $89,082 and $201,824 for the three months ended March 31, 2016 and 2015, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $7,159 and $8,299 for the three months ended March 31, 2016 and 2015, respectively.

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

Equity – Common Stock

There were 158,319,000 shares of common stock issued and outstanding as of March 31, 2016.

Equity – Additional Paid-In Capital

The Company had recognized imputed interest expense on advances, in the amounts of $7,051 and $917 for the three months ended March 31, 2016 and 2015, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,386). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $7,159 and $8,299 for the three months ended March 31, 2016 and 2015, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $63,549). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

9. TERM LOAN

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to the Company for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for March 31, 2016.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,547) for 240 installments.

Interest expenses were $7,875 and $0 for the three months ended March 31, 2016 and 2015, respectively.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this quarterly report on Form 10-Q. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

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

Results of Operations

Three Months Ended March 31, 2016 Compared With Three Months Ended March 31, 2015

	For the Period Ended
	March 31,	March 31,
	2016	2015
Sales	$458,694	$940,614
Cost of sales	(89,082)	(201,824)
Gross profit	369,612	738,790
Selling, general & administrative expenses	(403,910)	(902,889)
Other income	-	-
Provision of income taxes	(6,303)	-
Net income (loss)	$(40,601)	$(164,099)

Sales

For the period ended March 31, 2016, the Company was able to generate $458,694, which sees a dropped of 51% in sales as operating sector is currently facing economic slowdown.

Gross profit and gross margin

The Company was able to generate a gross profit margin of 80% for the period ended March 31, 2016, which sees an improved 2% as compared to the period ended March 31, 2015 as the Company is marketing new products with higher profit margin such as AKERO series.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the period ended March 31, 2016 and 2015.

Net loss

At the end of the financial period March 31, 2016, the Company incurred $40,601 net loss. The Company will implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

The Company had cash and cash equivalent of $75,839 and $174,113 as of March 31, 2016 and December 31, 2015, respectively.

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

Operating Activities

For the period ended March 31, 2016 and 2015, we used $74,313 and $1,396,580 in operating activities, respectively. The movement in net cash received and used in operating activities resulted from movement in other receivables and prepayments, related parties balances, other payables and accrued expenses.

Investing Activities

During the period ended March 31, 2016 and 2015, we used $46,168 and $109,497 in investing activity. The net cash used in investing activity resulted from fixed assets purchased as the Company expanded its operation.

Financing Activities

During the period ended March 31, 2016, we generated $44,535 net cash from repayment of term loan of $10,640 and financing received from related parties of $55,175.

During the period ended March 31, 2015, we used $389,703 net cash for repayment to related parties of $695,294 and received capital contribution of $305,591.

Loan Commitment

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both March 31, 2016 and March 31, 2015.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed instalment of MYR14,863.14 (approximately $4,249) for 240 instalments.

Other than the above funding, the Company does not have any other external source of funding.

We have no known demands or commitments and we are not aware of any events or uncertainties as of March 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the period ended March 31, 2016 and 2015 except mentioned above.

Critical Accounting Policies and Estimates

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

Off Balance Sheet Arrangements

As of March 31, 2016, we do not have any off-balance sheet arrangements.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

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

Our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

We are currently not aware of any such legal proceedings or claims that we believe will have a material adverse effect on our business, financial condition or operating results. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. Litigation is subject to inherent uncertainties, and an adverse result in these or other matters that may harm our business could arise from time to time.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

None.

Item 6. Exhibits.

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
_____________
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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: May 20, 2016	By:	/s/ Dato' Liew Kok Hong
Dato' Liew Kok Hong
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

