Form 10-Q
period 2016-06-30
Umatrin Holding Ltd
filed 2016-08-22
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from _______ to _______

Commission file number: 000-51190

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

As of August 22, 2016, the registrant had 158,319,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2016

2

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

The following unaudited interim financial statements of Umatrin Holding Limited. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Umatrin Holding Limited.

June 30, 2016 and 2015

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$29,065	$174,113
Inventory	34,049	88,957
Deferred tax assets	10,648	9,991
Prepaid tax	19,553	-
Due from related parties	139,123	81,039
Other receivables and deposits	48,357	45,373
Total Current Assets	280,795	399,473
Property and equipment, net	1,507,961	1,423,002
Total Assets	1,788,756	1,822,475

Liabilities
Current Liabilities
Accounts payable and accrued expenses	99,876	148,658
Due to related parties	622,113	678,668
Income tax payable	-	1,441
Other payables	6,701	52,862
Term loan payable-current portion	44,266	41,535
Total Current Liabilities	772,956	923,163
Term loan payable-long term	517,748	480,228
Total Liabilities	1,290,704	1,403,391

Equity
Umatrin Holding Limited Stockholders' Equity

Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-

Common stock: 500,000,000 authorized; $0.00001 par value 158,319,000 shares issued and outstanding	1,583	1,583
Additional paid in capital	2,667,510	2,654,298
Accumulated deficits	(2,196,105)	(2,207,775)
Accumulated other comprehensive loss	(104,639)	(133,465)
Total Umatrin Holding Limited Stockholders' Equity	368,350	314,642
Non-controlling interest	129,702	104,443
Total Equity	498,052	419,084

Total Liabilities and Stockholders Equity	$1,788,756	$1,822,475

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015
Sales	$613,774	$911,880	$1,072,468	$1,852,494
Cost of sales	77,369	58,861	166,451	260,685
Gross margin	536,405	853,019	906,017	1,591,809

Operating expenses
Selling, general & administrative expenses	424,208	648,689	813,193	1,550,661
Total operating expenses	424,208	648,689	813,193	1,550,661

Loss from operations	112,197	204,331	92,824	41,149

Other income (expenses)
Interest expense	(14,399)	(868)	(29,324)	(1,785)
Total other income (expenses)	(14,399)	(868)	(29,324)	(1,785)

Net loss before income taxes	97,798	203,463	63,500	39,364

Provision of income taxes	(27,474)	(16,126)	(33,777)	(16,126)

Net income (loss)	70,324	187,337	29,723	23,238

Net loss attributable to the noncontrolling interest	(15,442)	(42,130)	(18,053)	(9,675)

Net loss attributable to Umatrin Holding Limited common Stockholders	$54,882	$145,206	$11,670	$13,562

Net loss per Common Share - Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted Average Number of Shares Outstanding - Basic and Diluted	158,319,000	158,319,000	158,319,000	158,319,000

Net loss attributable to non-controlling interest

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)

	For the Three Months Ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Net loss	$70,324	$187,337	$29,723	$23,238

Other comprehensive income (loss)
Foreign currency translation adjustment	(13,019)	(16,250)	36,032	(67,796)

Comprehensive income (loss)	57,305	171,087	65,755	(44,559)

Comprehensive income/loss attributable to the noncontrolling interest	(12,838)	(38,880)	(25,260)	3,884

Comprehensive income (loss) attributable to Umatrin Holding Limited	$44,467	$132,206	$40,495	$(40,675)

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2016	2015
Cash flows from operating activities
Net loss	$29,723	$23,238
Adjustment to reconcile net loss from operations:
Depreciation expense	22,555	10,962
Interest contribution	13,212	1,785
Stock options issued for compensation	-	15,865
Changes in Operating Assets and Liabilities
Trade receivables	-	87,357
Inventory	54,908	-
Prepaid tax	(19,553)	-
Other receivables and deposits	(2,984)	(470,994)
Accounts payable and accrued expenses	(48,782)	(104,644)
Income tax payable	(1,441)	(6,704)
Other payables	(46,161)	(733,913)
Net cash provided by (used in) operating activities	1,477	(1,177,049)

Cash flows from investing activities
Proceeds from issuance of common stock	(14,073)	(96,169)
Advance made to related parties	(58,084)	-
Repayment from advance made to related parties	-	141,536
Net cash provided by (used in) investing activities	(72,156)	45,367

Cash flows from financing activities
Proceeds from issuance of common stock	-	-
Capital Contribution	-	305,591
Proceeds/(Repayment) to related party, net	(56,554)	(838,636)
Proceeds/(Repayments) from term loan, net	(21,771)	-
Net cash used in financing activities	(78,325)	(533,045)

Effect of exchange rate changes	3,955	(106,595)

Net increase (decrease) in cash and cash equivalents	(145,049)	(1,771,321)
Cash and cash equivalents at beginning of period	174,113	2,140,669
Cash and cash equivalents at end of period	$29,065	$369,348

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$54,771	$22,830

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

The Company entered into a share exchange agreement with Umatrin whereas the acquisition was accounted under US GAAP as a business combination under common control with the Company being the acquirer as both entities were owned by the same controlling shareholders. Prior to the business combination, Dato' Sri Eu Hin Chai, through Umatrin Group Ltd., held 76% of the outstanding shares of common stock of the Company. Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong beneficially owned 61.25% and 38.75% of Umatrin immediately prior to the closing. Accordingly, historical cost will be the basis for transfer of assets and liabilities in the business combination in accordance with ASC 805-50-30-5.

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

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods also should be retroactively adjusted to furnish comparative information. The comparative financial statement as of December 31, 2015 and for the six months ended June 30, 2015 are accordingly adjusted as though share exchange agreement between the Company and Umatrin occurred at the beginning of prior periods.

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
June 30, 2016	4.0292	4.0963
December 31, 2015	4.2942	3.8976
June 30, 2015	3.7757	3.6489

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

The cash and cash equivalents for the year ended June 30, 2016 and December 31, 2015 were $29,065 and $174,113 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended June 30, 2016 and 2015, respectively.

Inventories

Inventories, which are primarily comprised of finished goods for sale, are stated at the lower of cost or net realizable value, using the first-in first-out (FIFO) method. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis. Only defects products could be return to our suppliers.

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

The revenue recognitions for both retail and dealers are the same, as each recognized when the Company sells it to these parties. There is no policy for dealer to return any unsold products unless it was a defective product.

Commission

The Company expenses commission costs as incurred and includes it in selling expenses. The Company grants commission to dealers and promoters to promote and sell the products. Amount of commission is based upon agreed value between the Company and the dealers and promoters as there is no fix basis for such amount.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,196,105 as of June 30, 2016 which include a profit of $29,723 for the six months ended June 30, 2016.

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

4. OTHER RECEIVABLES AND DEPOSITS

	June 30,	December 31,
	2016	2015
Other receivables	$10,052	$9,431
Deposits	38,305	35,942
Total	$48,357	$45,373

5. PROPERTY & EQUIPMENT

Property & equipment consist of the following:

	June 30,	December 31,
	2016	2015
Computer and software	$21,924	$20,571
Furniture and fittings	30,276	28,408
Office equipment	43,712	41,014
Renovations and improvements	332,004	298,093
Building	1,152,149	1,081,054
Total	1,580,065	1,469,140
Less: accumulated depreciation	(72,104)	(46,138)
Net	$1,507,961	$1,423,002

The depreciation expense charged to general and administrative expenses were $22,555 and $10,962 for the six months ended June 30, 2016 and 2015, respectively.

6. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	June 30,	December 31,
	2016	2015	Purpose
Global Bizrewards Sdn. Bhd.	$76,690	$34,465	Advance
Multimedia Biz Solution Sdn. Bhd.	49,638	46,574	Advance
SKH Media Sdn. Bhd.	12,795	-	Advance
Total Due from	139,123	81,039

Due to related parties consists of the following:

	June 30,	December 31,
	2016	2015	Purpose
Dato Sri Warren Eu Hin Chai	$455,896	$464,827	Advance
Michael A. Zahorik	30,307	30,307	Advance
SKH Media Sdn. Bhd.	-	15,939	Advance
Creative Iconic Sdn. Bhd.	135,910	167,595	Inventory Purchase
Total Due to	622,113	678,668

The related parties' relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Multimedia Biz Solution Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Creative Iconic Sdn. Bhd.	Related by key employee; Patricia Low

The amounts due from or due to related parties' were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its supplier JS Health & Beauty Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased were $166,451 and $260,685 for the six months ended June 30, 2016 and 2015, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $14,647 and $16,443 for the six months ended June 30, 2016 and 2015, respectively.

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

Equity – Common Stock

There were 158,319,000 shares of common stock issued and outstanding as of June 30, 2016.

Equity – Additional Paid-In Capital

The Company had recognized imputed interest expense on advances, in the amounts of $13,212 and $1,785 for the six months ended June 30, 2016 and 2015, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,386). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $14,647 and $16,443 for the six months ended June 30, 2016 and 2015, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $62,047). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for June 30, 2016.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,547) for 240 installments.

Interest expenses were $16,112 and $nil for the six months ended June 30, 2016 and 2015, respectively.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, Section 21E of the Securities Exchange Act of 1934, as amended, and the Private Securities Litigation Reform Act of 1995, including, among others (i) expected changes in our revenue and profitability, (ii) prospective business opportunities and (iii) our strategy for financing our business. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

Although we believe that our expectations with respect to the forward-looking statements are based upon reasonable assumptions within the bounds of our knowledge of our business and operations, in light of the risks and uncertainties inherent in all future projections, the inclusion of forward-looking statements in this Quarterly Report should not be regarded as a representation by us or any other person that our objectives or plans will be achieved.

We assume no obligation to update these forward-looking statements to reflect actual results or changes in factors or assumptions affecting forward-looking statements.

Our revenues and results of operations could differ materially from those projected in the forward-looking statements as a result of numerous factors, including, but not limited to, the following: the risk of significant natural disaster, the inability of our company to insure against certain risks, inflationary and deflationary conditions and cycles, currency exchange rates, and changing government regulations domestically and internationally affecting our products and businesses.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this Quarterly Report.

US Dollars are denoted herein by "USD", "$" and "dollars".

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

Results of Operations

Comparison for the Three Months Ended June 30, 2016 and 2015

	For the Period Ended
	June 30,	June 30,
	2016	2015
Sales	$613,774	$911,880
Cost of sales	(77,369)	(58,861)
Gross profit	536,405	853,019
Selling, general & administrative expenses	(424,208)	(648,688)
Interest expense	(14,399)	(868)
Provision of income taxes	(27,474)	(16,126)
Net income (loss)	$70,324	$187,337

Sales

For the three months ended June 30, 2016, the Company generated $613,774 in revenues, which was a decrease of 32% compared to the three months ended June 30, 2015 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of 87% for the three months ended June 30, 2016, which was a small movement of 6% as compared to the three months ended June 30, 2015 as there was no major changes in the product and market mix for the Company.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended June 30, 2016 and 2015.  Selling, general and administrative costs decreased from $648,689 for the three months ended June 30, 2015 to $424,208 for the three months ended June 30, 2016.

Net income

For the three months ended June 30, 2016, the Company generated $70,324 in net profit as compared to $187,337 for the three months ended June 30, 2016 based on the decrease in revenue. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the Six Months Ended June 30, 2016 and 2015

	For the Period Ended
	June 30,	June 30,
	2016	2015
Sales	$1,072,468	$1,852,494
Cost of sales	(166,451)	(260,685)
Gross profit	906,017	1,591,809
Selling, general & administrative expenses	(813,193)	(1,550,661)
Interest expense	(29,324)	(1,785)
Provision of income taxes	(33,777)	(16,126)
Net income (loss)	$29,723	$23,238

Sales

For the six months ended June 30, 2016, the Company generated $1,072,468 in revenues, which sees a dropped of 42% compared to revenue of $1,852,494 for the six months ended June 30, 2015 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of 84% for the six months ended June 30, 2016, which was a small improvement of 1% as compared to the six months ended June 30, 2015 as the Company had no major changes in the product and market mix.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the six months ended June 30, 2016 and 2015.  Selling, general and administrative costs decreased from $1,550,661 for the six months ended June 30, 2015 to $813,893 for the six months ended June 30, 2016.

Net income

For the six months ended June 30, 2016, the Company generated $29,723 net profit as compared to $23,238 for the six months ended June 30, 2016 based on the decrease in revenue. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $29,065 and $174,113 as of June 30, 2016 and December 31, 2015, respectively.

Our operations have been funded through an equity financing and a series of debt transactions, primarily with shareholders, directors, and officers of our company and affiliated entities. These related party debt transactions such as sales purchases of inventory and advances have operated as informal lines of credit since the inception of our company, and related parties have extended credit as needed which our company has repaid at its convenience. We anticipate that we will incur operating losses in the foreseeable future and we believe we will need additional cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If our related parties are unable or unwilling to provide additional capital, we would likely require financing from third parties. There can be no assurance that any additional financing will be available to us, on terms we believe to be favorable or at all. The inability to obtain additional capital would have a material adverse effect on our operations and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

On February 16, 2015, we increased our authorized common stock from 500,000 to 5,000,000 shares at MYR1 (approximately $0.3056) par value while allotting additional 1,000,000 shares at MYR1 (approximately $0.3056) par value to use for the funding for its business expansion plan.

Operating Activities

For the six months ended June 30, 2016 we generated $1,477 in operating activities as compared to using $1,177,049 in operating activities during the six months ended June 30, 2015. The movement in net cash received and used in operating activities resulted from movement in other receivables and prepayments, related parties balances, other payables and accrued expenses.

Investing Activities

During the six months ended June 30, 2016 we used $72,156 in investing activities as compared to receiving $45,367 in investing activities during the six months ended June 30, 2015. The net cash used in investing activity resulted from fixed assets purchased as the Company expanded its operation and net cash received resulted from repayment received from related parties.

Financing Activities

During the period ended June 30, 2016, we used $78,325 net cash from repayment of term loan of $21,771 and repayment to related parties of $56,554.

During the period ended June 30, 2015, we used $533,045 net cash for repayment to related parties of $838,636 and received capital contribution of $305,591.

Loan Commitment

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both June 30, 2016 and June 30, 2015.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed instalment of MYR14,863.14 (approximately $4,249) for 240 instalments.

Other than the above funding, the Company does not have any other external source of funding.

We have no known demands or commitments and we are not aware of any events or uncertainties as of June 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the period ended June 30, 2016 and 2015 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,196,105 as of June 30, 2016 which include a profit of $29,723 for the six months ended June 30, 2016. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company's most recent Annual Financial Statements filed with the SEC on Form 10-K for the fiscal year ended 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods also should be retroactively adjusted to furnish comparative information. The comparative financial statement as of December 31, 2015 and for the six months ended June 30, 2016 are accordingly adjusted as though share exchange agreement between the Company and Umatrin occurred at the beginning of prior periods.

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

The revenue recognitions for both retail and dealers are the same, as each recognized when the Company sells it to these parties. There is no policy for dealer to return any unsold products unless it was a defective product.

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

Off Balance Sheet Arrangements

As of June 30, 2016, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative And Qualitative Disclosures About Market Risk.

Not required because we are a smaller reporting company.

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

PART II – OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries' officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three months ended June 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2016.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibits #	Title
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1+	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: August 22, 2016	By:	/s/ Dato' Liew Kok Hong
Dato' Liew Kok Hong
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

