Form 10-Q
period 2016-09-30
Umatrin Holding Ltd
filed 2016-11-15
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2016

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 333-211289

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

As of November 11, 2016, the registrant had 158,319,000 shares of common stock, $0.0001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2016

2

PART I - FINANCIAL INFORMATION

The following unaudited interim financial statements of Umatrin Holding Limited. (referred to herein as the "Company," "we," "us" or "our") are included in this quarterly report on Form 10-Q:

Umatrin Holding Limited.

September 30, 2016 and 2015

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2016	2015
	(Unaudited)
Assets
Current Assets
Cash and cash equivalents	$37,846	$174,113
Inventory	16,655	88,957
Deferred tax assets	10,423	9,991
Prepaid tax	56,110	-
Due from related parties	165,852	81,039
Other receivables and deposits	47,334	45,373
Total Current Assets	334,220	399,473
Property and equipment, net	1,461,385	1,423,002
Total Assets	1,795,605	1,822,475

Liabilities
Current Liabilities
Accounts payable and accrued expenses	111,955	148,658
Due to related parties	812,480	678,668
Income tax payable	-	1,441
Other payables	6,559	52,862
Term loan payable-current portion	43,330	41,535
Total Current Liabilities	974,324	923,163
Term loan payable-long term	495,966	480,228
Total Liabilities	1,470,290	1,403,391

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
158,319,000 shares issued and outstanding	1,583	1,583
Additional paid in capital	2,678,550	2,654,298
Accumulated deficits	(2,336,743)	(2,207,775)
Accumulated other comprehensive loss	(115,112)	(133,465)
Total Umatrin Holding Limited Stockholders' Equity	228,278	314,642
Non-controlling interest	97,038	104,443
Total Equity	325,316	419,084

Total Liabilities and Stockholders Equity	$1,795,605	$1,822,475

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Sales	$303,173	$708,052	$1,375,641	$2,560,546
Cost of sales	111,280	263,708	277,731	524,393
Gross margin	191,893	444,344	1,097,910	2,036,153
			80%	80%
Operating expenses
Selling, general & administrative expenses	343,244	1,442,202	1,156,437	2,992,863
Total operating expenses	343,244	1,442,202	1,156,437	2,992,863

Loss from operations	(151,351)	(997,858)	(58,527)	(956,710)

Other income (expenses)
Interest expense	(19,195)	-	(48,519)	(1,785)
Total other income (expenses)	(19,195)	-	(48,519)	(1,785)

Net loss before income taxes	(170,546)	(997,858)	(107,046)	(958,495)

Provision of income taxes	(139)	16,126	(33,916)	-

Net loss	(170,685)	(981,732)	(140,962)	(958,495)

Net loss attributable to the noncontrolling interest	30,046	133,622	11,993	123,947

Net loss attributable to Umatrin Holding Limited common Stockholders	$(140,638)	$(848,110)	$(128,968)	$(834,548)

Net loss per Common Share - Basic and Diluted	$(0.00)	$(0.01)	$(0.00)	$(0.01)

Weighted Average Number of Shares Outstanding - Basic and Diluted	158,319,000	158,319,000	158,319,000	158,319,000

Net loss attributable to non-controlling interest

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2016	2015
Cash flows from operating activities
Net loss	$(140,962)	$(958,495)
Adjustment to reconcile net loss from operations:
Depreciation expense	41,982	44,443
Imputed Interest expenses	24,252	868
Interest expense-beneficial conversion feature	-	917
Stock options issued for compensation	-	283,126
Changes in Operating Assets and Liabilities
Trade receivables	-	93,382
Inventory	72,302	(92,255)
Prepaid tax	(56,110)	(31,029)
Other receivables and deposits	(1,961)	(1,101,184)
Accounts payable and accrued expenses	(36,703)	9,730
Income tax payable	(1,441)	(1,869,971)
Other payables	(46,303)	(244,626)
Net cash used in operating activities	(144,943)	(3,865,094)

Cash flows from investing activities
Purchase of property and equipment	(18,646)	(225,209)
Advance made to related parties	(84,813)	-
Repayment from advance made to related parties	-	250,556
Net cash provided by (used in) investing activities	(103,459)	25,347

Cash flows from financing activities
Proceeds from issuance of common stock	-	305,591
Capital Contribution	-	-
Proceeds/(Repayment) to related party, net	133,812	936,407
Proceeds/(Repayments) from term loan, net	(21,860)	605,615
Net cash provided by financing activities	111,952	1,847,613

Effect of exchange rate changes	183	64,932

Net increase (decrease) in cash and cash equivalents	(136,268)	(1,927,202)
Cash and cash equivalents at beginning of period	174,113	2,140,669
Cash and cash equivalents at end of period	$37,846	$213,467

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$91,467	$172,869

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE FINANCIAL STATEMENTS

SEPTEMBER 30, 2016

(UNAUDITED)

1. ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (the “Company”) was incorporated in the state of Delaware on February 2, 2005. The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, the Company acquired 80% of the equity interests of U Matrin Worldwide SDN. BHD. ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri and Dato' Liew. Immediately following the Share Exchange, the business of Umatrin became the business of the Company.

UMatrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. The principal activities of Umatrin is direct selling and trading on beauty and personal care products, and investment holding.

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

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying unaudited interim financial statements of the Company have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules of the Securities and Exchange Commission, and should be read in conjunction with the audited financial statements and notes thereto contained in the Company’s most recent Annual Financial Statements filed with the SEC on Form 10-K for fiscal year 2015. In the opinion of management, all adjustments, consisting of normal recurring adjustments, necessary for a fair presentation of financial position and the results of operations for the interim period presented have been reflected herein. The results of operations for the interim period are not necessarily indicative of the results to be expected for the full year.

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

Accounting Standards Codification (“ASC”) 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

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

Functional and presentation currency

The functional currency of Umatrin is the currency of the primary economic environment in which the Company operates which is Malaysia Ringgit (“MYR”).

Transactions in currencies other than the entity’s functional currency are recorded at the rates of exchange prevailing on the date of the transaction. At the end of each reporting period, monetary items denominated in foreign currencies are translated at the rates prevailing at the end of the reporting periods. Exchange differences arising on the settlement of monetary items and on translation of monetary items at period-end are included in income statement of the period.

For the purpose of presenting these financial statements, the Company’s assets and liabilities are expressed in US$ at the exchange rate on the balance sheet date, stockholder’s equity accounts are translated at historical rates, and income and expense items are translated at the weighted average exchange rate during the period. The resulting translation adjustments are reported under accumulated other comprehensive income in the stockholder’s equity section of the balance sheets.

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
September 30, 2016	4.1162	4.0795
December 31, 2015	4.2942	3.8976
September 30, 2015	4.4564	3.7704

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

The cash and cash equivalents for the year ended September 30, 2016 and December 31, 2015 were $37,846 and $174,113 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expense were $nil and $nil for the nine months ended September 30, 2016 and 2015, respectively.

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

Segment Information

The Company adopted ASC-280, Disclosures about Segments of an Enterprise and Related Information, which requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (marketing and sales) and in one geographical segment Malaysia, as all of the Company’s current operations are carried in Malaysia.

Recent Accounting Pronouncements

In August 2015, FASB issued ASU 2015-14, “Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date”. The amendments in ASU 2015-14 defer the effective date of ASU 2014-09 for all entities by one year. Public business entities, certain not-for-profit entities, and certain employee benefit plans should apply the guidance in ASU 2014-09 to annual reporting periods beginning after December 15, 2017, including interim reporting periods within that reporting period. Earlier application is permitted only as of annual reporting periods beginning after December 15, 2016, including interim reporting periods within that reporting period. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In November 2015 the FASB issued ASU 2015-17, “Balance Sheet Classification of Deferred Taxes”, which changes how deferred taxes are classified on the Company’s balance sheets and is effective for financial statements issued for annual periods beginning after December 15, 2016, with early adoption permitted. ASU 2015-17 requires all deferred tax assets and liabilities to be classified as non-current. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases.  This ASU is based on the principle that entities should recognize assets and liabilities arising from leases.  The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard.  Leases are classified as finance or operating.  The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements.  Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less.  Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard.  In addition, the ASU expands the disclosure requirements of lease arrangements.  Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients.  The effective date will be the first quarter of fiscal year 2020 with early adoption permitted.  Management continues to assess the overall impact the adoption of ASU 2016-02 will have on the Company’s financial statements.

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In March 2016, the FASB issued ASU 2016-09, “Compensation - Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting”. The amendments are effective for public companies for annual periods beginning after December 15, 2016, and interim periods within those annual periods. Several aspects of the accounting for share-based payment award transactions are simplified, including: (a) income tax consequences; (b) classification of awards as either equity or liabilities; and (c) classification on the statement of cash flows. The Company is currently in the process of evaluating the impact of the adoption on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. For the Company, this ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The Company is currently assessing this ASU’s impact on its results of operations and financial condition.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,336,743 as of September 30, 2016 which include a net loss of $140,962 for the nine months ended September 30, 2016.

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

4. OTHER RECEIVABLES AND DEPOSITS

	September 30,	December 31,
	2016	2015
Other receivables	$9,839	$9,431
Deposits	37,495	35,942
Total	$47,334	$45,373

5. PROPERTY & EQUIPMENT

Property & equipment consist of the following:

	September 30,	December 31,
	2016	2015
Computer and software	$21,461	$20,571
Furniture and fittings	29,636	28,408
Office equipment	43,126	41,014
Renovations and improvements	329,119	298,093
Building	1,127,784	1,081,054
Total	1,551,126	1,469,140
Less: accumulated depreciation	(89,741)	(46,138)
Net	$1,461,385	$1,423,002

The depreciation expense charged to general and administrative expenses were $41,982 and $44,443 for the nine months ended September 30, 2016 and 2015, respectively.

6. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	September 30,	December 31,
	2016	2015	Purpose
Global Bizrewards Sdn. Bhd.	$88,430	$34,465	Advance
Multimedia Biz Solution Sdn. Bhd.	48,588	46,574	Advance
Fine Portal Sdn. Bhd.	15,305	-	Advance
Sportlight Academy Sdn. Bhd.	13,009	-	Advance
Hipland Realty Sdn. Bhd.	146	-	Advance
M1Elite Sdn. Bhd.	374	-	Advance
Total Due from	165,852	81,039

Due to related parties consists of the following:

	September 30,	December 31,
	2016	2015	Purpose
Dato Sri Warren Eu Hin Chai	$598,752	$464,827	Advance
Michael A. Zahorik	30,307	30,307	Advance
SKH Media Sdn. Bhd.	65,448	15,939	Advance
Creative Iconic Sdn. Bhd.	117,973	167,595	Inventory Purchase
Total Due to	812,480	678,668

The related parties’ relationship to the Company as follows:

Name	Relationship

Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Multimedia Biz Solution Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Fine Portal Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
Hipland Realty Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Creative Iconic Sdn. Bhd.	Related by key employee; Patricia Low

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its supplier JS Health & Beauty Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased were $277,731 and $260,685 for the nine months ended September 30, 2016 and 2015, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $22,061 and $23,870 for the nine months ended September 30, 2016 and 2015, respectively.

7. STOCKHOLDERS’ EQUITY

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

Equity –Common Stock

There were 158,319,000 shares of common stock issued and outstanding as of September 30, 2016.

Equity – Additional Paid-In Capital

The Company had recognized imputed interest expense on advances, in the amounts of $24,252 and $868 for the nine months ended September 30, 2016 and 2015, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,386). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $22,061 and $23,870 for the nine months ended September 30, 2016 and 2015, respectively.

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

The Company depends on few supplier for its products. Accordingly, the Company has a concentration risk related to these suppliers. Failure to maintain existing relationships with the suppliers or to establish new relationships in the future could negatively affect the Company’s ability to obtain products sold to customers in a timely manner. If the Company is unable to obtain ample supply of products from existing suppliers or alternative sources of supply, the Company may be unable to satisfy the orders from its customers, which could materially and adversely affect revenues.

9. TERM LOAN

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to the Company for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for September 30, 2016.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,547) for 240 installments.

Interest expenses were $26,268 and $nil for the nine months ended September 30, 2016 and 2015, respectively.

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

UMatrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN. BHD. was incorporated in Malaysia on July 22, 1993 ("Umatrin"). Since its incorporation until September 2014, Umatrin remained dormant. On April 26, 2013, Umatrin was awarded with a direct selling license number AJL932015 by the Ministry of Domestic Trade and Consumer Affairs Malaysia. However, since April 26, 2013 and until September 2014, Umatrin maintained no operation.

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

Results of Operations

Comparison for the Three Months Ended September 30, 2016 and 2015

	For the Period Ended
	September 30,	September 30,
	2016	2015
Sales	$303,173	$708,052
Cost of sales	111,280	263,708
Gross profit	191,893	444,344
Selling, general & administrative expenses	343,244	1,442,202
Interest expense	(19,195)	-
Provision of income taxes	(139)	16,126
Net income (loss)	$(170,685)	$(981,732)

Sales

For the three months ended September 30, 2016, the Company generated $303,173 in revenues, which was a decrease of 57% compared to the three months ended September 30, 2015 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $191,893 for the three months ended September 30, 2016, which was a decrease of 57% as compared to the three months ended September 30, 2015 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended September 30, 2016 and 2015. Selling, general and administrative costs decreased from $1,442,202 for the three months ended September 30, 2015 to $343,244 for the three months ended September 30, 2016.

Net income

For the three months ended September 30, 2016, the Company had $170,685 in net loss as compared to $981,732 for the three months ended September 30, 2015. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the Nine Months Ended September 30, 2016 and 2015

	For the Period Ended
	September 30,	September 30,
	2016	2015
Sales	$1,375,641	$2,560,546
Cost of sales	277,731	524,393)
Gross profit	1,097,910	2,036,153
Selling, general & administrative expenses	1,156,437	2,992,863
Interest expense	(48,519)	(1,785)
Provision of income taxes	(33,916)	-
Net income (loss)	$(140,962)	$(958,495)

Sales

For the nine months ended September 30, 2016, the Company generated $1,375,641 in revenues, which sees a dropped of 46% compared to revenue of $2,560,546 for the nine months ended September 30, 2015 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $1,097,910 for the nine months ended September 30, 2016, which was a decrease of 46% as compared to the nine months ended September 30, 2015 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the nine months ended September 30, 2016 and 2015. Selling, general and administrative costs decreased from $2,992,863 for the nine months ended September 30, 2015 to $1,156,437 for the nine months ended September 30, 2016.

Net income

For the nine months ended September 30, 2016, the Company had a $140,962 net loss as compared to a loss of $958,495 for the nine months ended September 30, 2016 based on the decrease in revenue. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $37,846 and $174,113 as of September 30, 2016 and December 31, 2015, respectively.

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

Operating Activities

For the nine months ended September 30, 2016 we used $144,943 in operating activities as compared to using $3,865,094 in operating activities during the nine months ended September 30, 2015. The movement in net cash received and used in operating activities resulted from movement in other receivables and prepayments, related parties balances, other payables and accrued expenses.

Investing Activities

During the nine months ended September 30, 2016 we used $103,459 in investing activities as compared to receiving $25,347 in investing activities during the nine months ended September 30, 2015. The net cash used in investing activity resulted from fixed assets purchased as the Company expanded its operation and net cash paid resulted from payment made to related parties.

Financing Activities

During the period ended September 30, 2016, we generated $111,952 net cash from repayment of term loan of $21,860 and proceeds from related parties of $133,812.

During the period ended September 30, 2015, we generated $1,847,613 net cash for proceeds from related parties of $936,407, term loan of $605,615, and capital contribution of $305,591.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both September 30, 2016 and September 30, 2015.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $4,249) for 240 installments.

Other than the above funding, the Company does not have any other external source of funding.

We have no known demands or commitments and we are not aware of any events or uncertainties as of September 30, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the period ended September 30, 2016 and 2015 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,336,743 as of September 30, 2016 which include a net loss of $140,962 for the nine months ended September 30, 2016. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods also should be retroactively adjusted to furnish comparative information. The comparative financial statement as of December 31, 2015 and for the nine months ended September 30, 2016 are accordingly adjusted as though share exchange agreement between the Company and Umatrin occurred at the beginning of prior periods.

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

Off Balance Sheet Arrangements

As of September 30, 2016, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2016.

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

UMATRIN HOLDING LIMITED

Date: November 15, 2016	By:	/s/ Dato' Liew Kok Hong
Dato' Liew Kok Hong
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

