Form 10-K
period 2016-12-31
Umatrin Holding Ltd
filed 2017-04-17
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2016

or

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-153261

UMATRIN HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Delaware	30-0955525
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 Madison Ave 3rd Floor PMB #3050 New York City, NY	10017
(Address of principal executive offices)	(Zip Code)

(866)-874-4888

Registrant's telephone number, including area code

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates as of June 30, 2016: $910,975.

As of April 14, 2017, the number of shares of common stock of the registrant outstanding is 67,756,472 par value $0.00001 per share.

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

On January 6, 2016, the Company acquired 80% of the equity interests of U Matrin Worldwide SDN BHD ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri Eu Hin Chai and Dato' Liew. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL. The UMHL operation office remained in Malaysia and the business market will remain focus in Asia.

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

Michael Zahorik has since resigned from his position at the Company and Dato' Sri remains as an officer of the Company.

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

On July 3, 2014 and August 12, 2014, Umatrin appointed both Dato' Liew Kok Hong ("Dato' Liew") and Dato' Sri as the company's directors. Together, Dato' Liew and Dato' Sri with Dato' Ho Phooi Keow ("Dato' Ho"), the co-founder of Umatrin, decided to start the business and expand it throughout Asia as a leading Online to Offline (O2O) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct E-commerce on its I-Cloud ecosystem. As of the date of this Annual Report, both Dato’ Liew and Dato’s Ho have resigned from their positions at the Company due to respective personal reasons.

As an early-stage company, Umatrin focuses on health and beauty care products. Umatrin had cooperated with several corporations and is appointed as their sole distributor for their health and beauty care products in Asia. Umatrin introduces its products via online platform and offline platform which is our retail shop. At our retail store, Umatrin also provides training and product introductory speeches to public.

At the early stage of our business, our marketing teams focus on selling our products to the end-user and also introduced an Independent Dealer Program to our customer. To qualified, the customer only needs to host a product demo and then will receive a discount on product purchases and earn additional credit for each product sold during the demo. Consequently, our customer will become our Independent Dealer. As to date, we have about 20,000 dealers selling our products.

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

Our Products

We have curated non-toxic beauty, personal care to health and wellness products. The principal markets for Umatrin's products are in Malaysia. We market out products through three primary methods: direct contact, online distribution and/or by our dealer program. Our marketing and sales teams work closely together to maintain a high standard of service to our customers. Each and every new product launched will be communicated to our existing customers and to the public. Since September 2014, our best seller products include:

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

(2) Nano Silver Filter: Antibacterial activated silver carbon, which can kill up to 99.99% of bacteria in water, is used to effectively remove various bacteria. Also provide enhanced taste and removal of odors from the purified water.

(3) Alkaline Filter: Emit minerals ions is used to stabilize the water pH and remove heavy metals as well as chemicals. This filter can also break the water molecules into small cluster, increases oxygen and energy level and speeds up metabolism.

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

(f) AKERO SECRET ANTI-AGING SKIN CARE SERIES

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

(g) AKERO Beauty Serum

This exclusive Akero Beauty Serum contained the latest Swiss Apple Stem Cell active ingredients which help to neutralizes and repairs the effects of emotional and environmental stress on the skin. It helps to restore the skin complexion, firm up and reduce fine wrinkle lines, makes the skin look fuller, whiter, younger and more beautiful. As we age, the reduced turnover of our cells means we can lose control over how our skin ages, and Epidermal stem cells needed to create healthy new skin are significantly reduced and function less efficiently. Scientists have found that a novel extract derived from the stem cells of a rare apple tree cultivated for its extraordinary longevity shows tremendous ability to rejuvenate aging skin. By stimulating aging skin stem cells, this plant extract has been shown to lessen the appearance of unsightly wrinkles. Clinical trials show that this unique formulation increases the longevity of skin cells, resulting in skin that has a more youthful and radiant appearance.

(h) AKERO Fruit Juice - Resveratrol Natural Antioxidants

Resveratrol is a natural antioxidant, can reduce blood viscosity, inhibiting platelet aggregation and vasodilation, maintain blood flow, can prevent the occurrence and development of various cardiovascular problems. Resveratrol through a variety of different ways to play a variety of effects has anti-allergic, antipyretic and analgesic activity. Resveratrol can inhibit cell inflammation; cell inflammation can lead to arthritis and other diseases.

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

Intellectual Property

On December 31, 2015, our trademark "AKERO SECRET" was successfully registered with the Trademark Registry of Malaysia.

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

Our manufactures, CK Harvest (M) Sdn Bhd and APB Standard Sdn Bhd, possessed three licenses for our products from Ministry of Health Malaysia, as listed below:

No.	Name of Product	Validity Period	MAL/Notification Number	License Holder
1.	AKERO BEAUTY SERUM	January 5, 2016- January 5, 2018	NOT160100852K	AKERO BEAUTY SERUM
2.	Soyme	Dec 16, 2013 – Dec 16, 2018	MAL13125036T	Soyme
3.	Jian-Mei-Nin(Unibersih)	July 30, 2015 – July 30, 2020	MAL20001394T	Jian-Mei-Nin(Unibersih)

Customers

We do not depend on any major customers. Our customers' basis consists of retail-based end-users and dealers.

Government Regulation

All of our health and beauty products are approved by our Ministry of Health in Malaysia.

Our Marketing Strategies

Umatrin markets products via online to offline. Umatrin believes that via online channel, we are able to reach our target audiences around the world. Based on Euromonitor International, internet retailing of health and beauty shows fast growth in Asia Pacific Market. As for our offline channel, we have one retail store in Malaysia, whereby anyone can step in and try our products. Following Umatrin's Mission: Improve each standard of living. We provide our customer with quality health and beauty products and also allow them to host event to share our products and at the same time earning additional credit for each sale during the event. Consequently, we will appoint them as our dealers if they wish to start-up their own business. Umatrin will provide market support to the dealers, such as advertisements, products introductory speeches and website to introduce the products to public. This strategy allows Umatrin's products to reach to each and every single person around the Asia Pacific as Umatrin's believe the best advertising will always be by way of word-of-mouth referrals.

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

Research and Development

We invested approximately $19,500 for a third-party manufacturer to develop AKERO SECRET.

Employees

Umatrin's core team has served with numerous companies like E-commerce, financial sector companies and variety of internet services. The team has over five years' experiences in operating and managing E-commerce sites, brand marketing, product development and financial security. The team also has over ten years' experiences in internet performance and security and was involved in world-class networking enterprises. We currently have 28 full-time employees.

Recent Development

Pursuant to a registration statement on Form S-1 that was declared effective by the SEC on October 27, 2016 (the “Registration Statement”), we are offering for sale of a maximum of 100,000,000 shares of our common stock at a fixed price of $.02 per share. There is no minimum number of shares that must be sold by us for the offering to close. We will retain the proceeds from the sale of any of the offered shares that are sold. The offering is being conducted on a self-underwritten, best efforts basis, which means our officers will be responsible for the sale of the shares. The offering will terminate upon the earlier to occur of: (i) the sale of all 100,000,000 shares being offered, or (ii) 120 days after this registration statement was declared effective by the SEC. However, we may extend the offering for up to 120 days following the 120 days offering period. We elected to extend the offering for additional 120 days on February 6, 2017. As of December 31, 2016, we issued 9,437,372 shares of common stock that are subject to the Registration Statement and received proceeds of $188,747.

ITEM 1A. RISK FACTORS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Smaller reporting companies are not required to provide the information required by this item.

ITEM 2. PROPERTIES.

We own the following building:

Location	Area (square meters)	Certificate No.	Encumbrance

No. 32, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000 Kuala Lumpur	178.4	Parcel of land held under PM8479	Leasehold property with its lease term expiring on May 4, 2110.

We lease the following building from SKH Media Sdn. Bhd. (the "Lessor"). Set forth in the following table is the information of such lease:

Location	Registered Owner of Land	Area (square meters)	Term and Expiration	Rent	Certificate No.	Encumbrance

No.22-01, Binjai 8, Premium SOHO, No.2, Lorong Binjai 50450 Kuala Lumpur	SKH Media Sdn. Bhd.	131	Monthly	MYR10,000.00	-	-

ITEM 3. LEGAL PROCEEDINGS

To the best of our knowledge, except as set forth below, there are no material pending legal proceedings or threat against us to which we are a party or of which any of our property is the subject. From time to time, we may become involved in various lawsuits and legal proceedings, which arise, in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business.

A former Director of the Company represents that the Company owes back compensation for services he believes he rendered to the Company and expenses he paid on behalf of the Company. No claim has been filed against the Company for potential damages; accordingly, the Company is unable to reasonably estimate a potential loss or liability in this matter including related legal costs. In the event that a claim is filed against the Company, the Company will provide further disclosure and intends to fight such claim.

ITEM 4. MINE SAFETY DISCLOSURES.

Not Applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “UMHL”. As of March 29, 2017, the closing price for our common stock was $0.0701 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

Fiscal Year Ended December 31, 2017		High		Low
First Quarter		$0.21		$0.0714
Second Quarter	$	N/A	$	N/A
Third Quarter	$	N/A	$	N/A
Four Quarter	$	N/A	$	N/A

Fiscal Year Ended December 31, 2016
First Quarter		$0.1135		$0.0001
Second Quarter		$0.1147		$0.05
Third Quarter		$0.084		$0.06
Fourth Quarter		$0.15		$0.03

Fiscal Year Ended December 31, 2015
First Quarter		$0.06		$0.04
Second Quarter		$0.16		$0.04
Third Quarter		$0.09		$0.08
Fourth Quarter		$0.09		$0.065

Holders

As of March 30, 2017, there are approximately 91 shareholders of record of our common stock.

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

Recent Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2016, that were not otherwise disclosed in a Current Report on Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2016, with respect to compensation plans under which our equity securities are authorized for issuance:

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

Overview

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (“UMHL”) was incorporated in the state of Delaware on February 2, 2005. UMHL was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, UMHL acquired 80% of the equity interests of U Matrin Worldwide SDN. BHD. ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL.

U Matrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. The principal activities of Umatrin is direct selling and trading on beauty and personal care products, and investment holding.

UMHL entered into a share exchange agreement with Umatrin whereas the acquisition was accounted under US GAAP as a business combination under common control with UMHL being the acquirer as both entities were owned by the same controlling shareholders. Prior to the business combination, Dato' Sri Eu Hin Chai, through Umatrin Group Ltd., held 76% of the outstanding shares of common stock of the Company. Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong beneficially owned 61.25% and 38.75% of Umatrin immediately prior to the closing. Accordingly, historical cost will be the basis for transfer of assets and liabilities in the business combination in accordance with ASC 805-50-30-5.

Umatrin Holding Limited and its subsidiary U Matrin Worldwide SDN. BHD. shall be referred as the “Company”.

The organization structure as follows:

Umatrin Holding Ltd. (USA)
80%
U Matrin Worldwide SDN BHD (Malaysia)

Recent Development

Pursuant to a registration statement on Form S-1 that was declared effective by the SEC on October 27, 2016 (the “Registration Statement”), we are offering for sale of a maximum of 100,000,000 shares of our common stock at a fixed price of $.02 per share. There is no minimum number of shares that must be sold by us for the offering to close. We will retain the proceeds from the sale of any of the offered shares that are sold. The offering is being conducted on a self-underwritten, best efforts basis, which means our officers will be responsible for the sale of the shares. The offering will terminate upon the earlier to occur of: (i) the sale of all 100,000,000 shares being offered, or (ii) 120 days after this registration statement was declared effective by the SEC. However, we may extend the offering for up to 120 days following the 120 days offering period. We elected to extend the offering for additional 120 days on February 6, 2017. As of December 31, 2016, we issued 9,437,372 shares of common stock that are subject to the Registration Statement and received proceeds of $188,747.

Results of Operations

Comparison for the Fiscal Years Ended December 31, 2016 and 2015

	For the Years Ended
	December 31,	December 31,
	2016	2015
Sales	$1,521,590	$3,158,296
Cost of sales	(309,569)	(544,169)
Gross profit	1,212,021	2,614,127
Selling, general & administrative expenses	(1,403,376)	(2,926,809)
Other income (expenses)	(25,323)	(15,171)
Provision of income taxes	(10,769)	(27,701)
Net income (loss) attributable to the non-controlling interest	(7,647)	1,704
Net income (loss) attributable to Umatrin Holding Limited	$(219,800)	$(357,259)

Sales

For the fiscal year ended December 31, 2016, we generated $1,521,590 in sales, comparing to $3,158,296 for the fiscal year ended December 31, 2015. The 51.82% decrease in sales was mainly due to the fact that the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer. There is minimal movement in selling price for both financial year ended and the decreased in sales was due to decline in volume of goods sold.

Cost of sales

For the fiscal year ended December 31, 2016, we incurred $309,569 for the cost of sales, comparing to $544,169 for the fiscal year ended December 31, 2015. The 43.11% decrease is primarily due to the decrease of sales we had in fiscal year 2016.

Gross profit

The Company was able to generate a gross profit margin of 79% for the year ended December 31, 2016, which has a small movement of 3% as compared to the year ended December 31, 2015 as there was no major changes in the product and market mix for the Company.

Selling, general and administrative expenses

We incurred $1,403,376 in selling, general and administrative costs for the fiscal year ended December 31, 2016, comparing to $2,926,809 incurred for the fiscal year ended December 31, 2015. The significant decrease is primarily due to decrease in expenses incurred for salaries, advertising and marketing.

Other income (expenses)

Other expenses consist of interest expense, imputed interest expense and interest expense-beneficial conversion. For the fiscal year ended December 31, 2016, we incurred a total other expenses of $25,323, comparing to $15,171 for the fiscal year ended December 31, 2015. The increase is mainly due to interest expense for the repayment of term loan.

Net income attributable to Umatrin Holding Limited

As a result of the factors described above, for the fiscal year ended December 31, 2016, we had a net loss of $219,800, comparing to net loss of $357,259 for the fiscal year ended December 31, 2016. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

The Company had cash and cash equivalent of $133,269 and $174,113 as of December 31, 2016 and December 31, 2015, respectively.

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

Operating Activities

For the fiscal years ended December 31, 2016, we used $182,809 operating activities. The net cash used in operating activities resulted mainly from movement in depreciation expense, inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

For the fiscal year ended December 31, 2016, we used $65,291 in investing activity. The net cash used in investing activity resulted from the purchase of property and equipment and advance made to related parties.

Financing Activities

During the year ended December 31, 2016, we received proceeds of $226,635 from capital contribution and $2,834 from a related party and repaid $17,305 for a term loan. As a result, net cash provided by financing activities was $212,164 for the fiscal year ended December 31, 2016.

Loan Commitment

On December 23, 2014, we were granted a term loan of MYR2,300,000 (approximately $657,507) for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of our Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for December 31, 2016.

On July 27, 2015, we made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

Interest expenses were $25,323 and $12,086 for the years ended December 31, 2016 and 2015, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of December 31, 2016 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the year ended December 31, 2016 and 2015 except mentioned above.

Critical Accounting Policies

We prepare our financial statements in conformity with the generally accepted accounting principles in the United States (GAAP), which requires management to make certain estimates and apply judgments. We base our estimates and judgments on historical experiences, current trends and other factors that management believes to be important at the time the financial statements are prepared. Due to the need to make estimates about effect of matters that are inherently uncertain, materially different amounts could be reported under different conditions or using different assumptions. On a regular basis, we review our critical accounting policies and how they are applied in the preparation of our financial statements.

While we believe that the historical experiences, current trends and other factors considered support the preparation of our condensed financial statements in conformity with GAAP, the actual results could differ from our estimates and such difference could be material.

Off Balance Sheet Arrangements

A former Director of the Company represents that the Company owes back compensation for services he believes he rendered to the Company and expenses he paid on behalf of the Company. The Company believes that the asserted claim relating to the compensation was not in connection with the service providing to the company. No claim has been filed against the Company for potential damages; accordingly, the Company is unable to reasonably estimate a potential loss or liability in this matter including related legal costs. In the event that a claim is filed against the Company, the Company will provide further disclosure and intends to fight such claim.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Smaller reporting companies are not required to provide the information required by this item.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Umatrin Holding Limited.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Umatrin Holding Ltd

We have audited the accompanying consolidated balance sheets of Umatrin Holding Ltd as of December 31, 2016, and the related consolidated statements of operations, stockholders’ deficit, and cash flows for the year then ended December 31, 2016. Umatrin Holding Ltd’s management is responsible for these consolidated financial statements. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The financial statements of Umatrin Holding Ltd as of December 31, 2015, and for the year then ended December 31, 2015, were audited by other auditors whose report expressed an unqualified opinion on those statements.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. The company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Umatrin Holding Ltd as of December 31, 2016, and the results of its operations and its cash flows for the year then ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that Umatrin Holding Ltd will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, these conditions raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments relating to the recoverability and classification of asset carrying amounts or the amount and classification of liabilities that might result should the Company be unable to continue as a going concern.

San Mateo, California	/s/ WWC, P.C.
April 17, 2017	Certified Public Accountants

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,	December 31,
	2016	2015

Assets
Current Assets
Cash and cash equivalents	$133,269	$174,113
Inventory	1,470	88,957
Prepaid tax	96,410	-
Deferred tax assets	9,572	9,991
Due from related parties	128,645	81,039
Total Current Assets	369,366	354,100
Land, property and equipment, net	1,315,659	1,423,002
Deposits	34,544	45,373
Total Assets	1,719,569	1,822,475

Liabilities
Current Liabilities
Term loan payable-current portion	39,791	41,535
Accounts payable and accrued expenses	121,023	137,688
Income tax payable	-	1,441
Other payables	87,473	52,862
Due to related parties	655,414	678,668
Total Current Liabilities	903,701	912,193
Term loan payable-long term	454,559	491,197
Total Liabilities	1,358,260	1,403,390

Equity
Umatrin Holding Limited Stockholders' Equity

Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 167,756,472 and 158,319,100 shares issued and outstanding	1,678	1,583
Additional paid in capital	2,842,951	2,654,298
Accumulated deficits	(2,427,575)	(2,207,775)
Accumulated other comprehensive loss	(148,725)	(133,464)
Total Umatrin Holding Limited Stockholders' Equity	268,329	314,643
Non-controlling interest	92,980	104,443
Total Equity	361,309	419,085
Total Liabilities and Stockholders Equity	$1,719,569	$1,822,475

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS

(AUDITED)

	For the years ended
	December 31,	December 31,
	2016	2015
Sales	$1,521,590	$3,158,296
Cost of sales	309,569	544,169
Gross profit	1,212,021	2,614,127

Operating expenses
Selling, general & administrative expenses	1,403,376	2,926,809
Total operating expenses	1,403,376	2,926,809

Loss from operations	(191,355)	(312,682)

Other income (expenses)
Interest expense	(25,323)	(12,086)
Imputed interest expense	-	(2,168)
Interest expense-beneficial conversion	-	(917)
Total other income (expenses)	(25,323)	(15,171)

Net loss before income taxes	(216,678)	(327,853)

Provision for income taxes	(10,769)	(27,701)

Net loss	(227,447)	(355,554)

Less: Net loss attributable to non-controlling interest	(7,647)	1,704

Net loss attributable to Umatrin Holding Limited	$(219,800)	$(357,259)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	158,757,488	152,216,582

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS' EQUITY

For the Years Ended December 31, 2016 and 2015

	Umatrin Holding Limitd Shareholders'
					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Non controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2014	133,570,000	$1,336	$2,117,331	$(1,850,516)	$(23,386)	$69,140	$313,905
Issuance of common stock for promissory notes	24,749,100	247	7,200				7,447
Imputed interest expense			2,168				2,168
Stock options expense			283,126				283,126
Proceeds from issuance of common stock			244,473			61,118	305,591
Net income (loss)				(357,259)		1,704	(355,555)
Cumulative translation adjustment					(110,078)	(27,519)	(137,597)
Balance, December 31, 2015	158,319,100	$1,583	$2,654,298	$(2,207,775)	$(133,464)	$104,443	$419,085
Issuance of common stock for cash	9,437,372	95	188,653				188,748
Net income (loss)				(219,800)		(7,647)	(227,447)
Cumulative translation adjustment					(15,261)	(3,816)	(19,077)
Balance, December 31, 2016	167,756,472	$1,678	$2,842,951	$(2,427,575)	$(148,725)	$92,980	$361,309

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(AUDITED)

	For the years ended
	December 31,	December 31,
	2016	2015
Cash flows from operating activities
Net loss including noncontrolling interest	$(227,447)	$(355,554)
Adjustment to reconcile net loss from operations:
Depreciation expense	70,060	47,623
Imputed Interest expenses	-	2,168
Interest expense-beneficial conversion	-	917
Inventory written off	18,109	-
Receivables written off	6,404	-
Stock options issued for compensation	-	283,126
Changes in Operating Assets and Liabilities
Trade receivables	-	93,382
Inventory	72,376	(98,010)
Prepaid tax	(105,650)	(161,964)
Deferred tax asset	-	2,103
Other receivables and deposits	3,237	156,039
Accounts payable and accrued expenses	(18,756)	3,519
Other payables	(1,142)	(703,336)
Net cash used in operating activities	(182,809)	(729,988)

Cash flows from investing activities
Purchase of property and equipment	(18,335)	(1,385,944)
Advances made to related parties	(46,956)	-
Repayment of advances made to related parties	-	279,965
Net cash provided by (used in) investing activities	(65,291)	(1,105,979)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	226,635	244,473
Capital Contribution by noncontrolling interest	-	61,118
Proceeds/(Repayment) to related party, net	2,834	(1,145,329)
Proceeds/(Repayments) from term loan, net	(17,305)	586,946
Net cash provided by financing activities	212,164	(252,792)

Effect of exchange rate changes	(4,908)	122,203

Net increase (decrease) in cash and cash equivalents	(40,844)	(1,966,556)
Cash and cash equivalents at beginning of period	174,113	2,140,669
Cash and cash equivalents at end of period	$133,269	$174,113
	$(0)	$0
Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$116,419	$172,869

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2016

(AUDITED)

1. ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (“UMHL”) was incorporated in the state of Delaware on February 2, 2005. UMHL was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, UMHL acquired 80% of the equity interests of U Matrin Worldwide SDN. BHD. ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL.

UMatrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. The principal activities of Umatrin is direct selling and trading on beauty and personal care products, and investment holding.

UMHL entered into a share exchange agreement with Umatrin whereas the acquisition was accounted under US GAAP as a business combination under common control with UMHL being the acquirer as both entities were owned by the same controlling shareholders. Prior to the business combination, Dato' Sri Eu Hin Chai, through Umatrin Group Ltd., held 76% of the outstanding shares of common stock of the Company. Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong beneficially owned 61.25% and 38.75% of Umatrin immediately prior to the closing. Accordingly, historical cost will be the basis for transfer of assets and liabilities in the business combination in accordance with ASC 805-50-30-5.

Umatrin Holding Limited and its subsidiary U Matrin Worldwide SDN. BHD. shall be referred as the “Company”.

The organization structure as follows:

Umatrin Holding Ltd. (USA)
80%
U Matrin Worldwide SDN BHD (Malaysia)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

The accompanying consolidated financial statements include the accounts of the Company and its subsidiaries. Significant inter-company transactions have been eliminated in consolidation.

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods should be retroactively adjusted to furnish comparative information. The accompanying consolidated financial statements are presented retrospectively as though the share exchange agreement between the Company and Umatrin occurred at the beginning of prior periods.

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

Reclassification

Certain amounts in the prior period financial statements have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net income or losses.

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
December 31, 2015	4.2942	3.8976
December 31, 2016	4.4824	4.1489

Fair value of financial instruments

The Company’s balance sheet includes financial instruments, including cash, term loan, accounts payable, accrued expenses, amounts due to related party and convertible notes payable to a related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2016. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the year ended December 31, 2016 and December 31, 2015 were $133,269 and $174,113 respectively.

Trade receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $6,404 and $nil for the years ended December 31, 2016 and 2015, respectively.

Inventories

Inventories, which are primarily comprised of finished goods for sale, are stated at the lower of cost or net realizable value, using the first-in first-out (FIFO) method. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis. Only defective products may be returned to the Company's suppliers.

Property and equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses, if any.

Depreciation is calculated under the straight-line method to write off the cost of the assets over their estimated useful lives.

Computer and software	5 years
Furniture and fittings	10 years
Office equipment	10 years
Renovation and improvements	10 years
Building	40 years
Land	95 years

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

Accounting for the impairment of long-lived assets

The Company accounts for impairment of plant and equipment and amortizable intangible assets in accordance with the standard, “Accounting for Impairment of Long-Lived Assets and Long-Lived Assets to be Disposed Of,” codified with ASC 360, which requires the Company to evaluate a long-lived asset for recoverability when there is event or circumstance that indicate the carrying value of the asset may not be recoverable. An impairment loss is recognized when the carrying amount of a long-lived asset or asset group is not recoverable (when carrying amount exceeds the gross, undiscounted cash flows from use and disposition) and is measured as the excess of the carrying amount over the asset’s (or asset group’s) fair value.

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

Earnings (loss) per share calculation

Basic net earnings (loss) per common share is computed by dividing the net earnings (loss) attributable to common stockholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per shares is computed similar to basic loss per share except that the denominator is increased to include the number of additional common shares that would have been outstanding if the potential common shares had been issued and if the additional common shares were dilutive. When a net loss exists, dilutive shares are not included in the calculation as the impact is anti‑dilutive

The Company had potentially exercisable stock options issued or outstanding for the year ended December 31, 2016 and used the treasury-stock method to calculate diluted earnings per shares.

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

Recent accounting pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. The standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The Company is currently assessing this ASU’s impact on the consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. The ASU is effective January 1, 2019. The Company is currently assessing this ASU’s impact on the consolidated results of operations and financial condition.

In March 2016, the FASB issued ASU No. 2016-07, Simplifying the Transition to the Equity Method of Accounting, which eliminates the existing requirement to apply the equity method of accounting retrospectively (revising prior periods as if the equity method had always been applied) when an entity obtains significant influence over a previously held investment. The new guidance would require the investor to apply the equity method prospectively from the date the investment qualifies for the equity method. The investor would add the carrying value of the existing investment to the cost of any additional investment to determine the initial cost basis of the equity method investment. This ASU is effective January 1, 2017 on a prospective basis, with early adoption permitted. The Company would apply this guidance to investments that transition to the equity method after the adoption date.

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

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The Company does not expect this ASU to have a material impact on the consolidated results of operations and financial condition.

In October 2016, the FASB issued ASU No. 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. The ASU is effective January 1, 2018, with early adoption permitted as of January 1, 2017. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Upon adoption, a company would write off any income tax effects that had been deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance but would recognize under the new guidance.

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (VIE) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. The standard is effective January 1, 2017 with retrospective application to January 1, 2016. The Company does not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors. As a result, the Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. The ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The Company does not expect this ASU to have a material impact on the Company’s consolidated results of operations and financial condition.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The Company would apply this guidance to applicable transactions after the adoption date.

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For 3M, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. 3M would apply this guidance to applicable impairment tests after the adoption date.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had an accumulated deficit of $2,427,575 as of December 31, 2016 which included a loss of $227,447 for the years ended December 31, 2016.

The Company faces uncertainty in the market for its products; accordingly, management has modified its product portfolio to focus on what its expects to be profitable products. The Company also plans to raise additional capital through the equity financing to fund the expansion of its current operations and to fund potential acquisitions with future profit potential. There are no assurances that the Company will be able to generate substantial profit from operations, or it will be able to raise equity financing; accordingly, these factors raise substantial doubt on the Company’s ability to continue as a going concern. These financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	December 31,	December 31,
	2016	2015
Computer and software	$19,708	$20,571
Furniture and fittings	27,215	28,408
Office equipment	39,603	41,014
Renovations and improvements	302,238	298,093
Building	831,626	864,843
Land	204,045	216,211
Total	1,424,436	1,469,140
Less: accumulated depreciation	(108,777)	(46,138)
Net	$1,315,659	$1,423,002

The depreciation expense charged to general and administrative expenses were $70,060 and $47,623 for the years ended December 31, 2016 and 2015, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	December 31,	December 31,
	2016	2015	Purpose
Global Bizrewards Sdn. Bhd.	$97,939	$34,465	Advance
Multimedia Biz Solution Sdn. Bhd.	-	46,574	Advance
Fine Portal Sdn. Bhd.	14,055	-	Advance
Sportlight Academy Sdn. Bhd.	10,907	-	Advance
M1Elite Sdn. Bhd.	5,744	-	Advance
Total Due from	$128,645	$81,039

Due to related parties consists of the following:

	December 31,	December 31,
	2016	2015	Purpose
Dato Sri Warren Eu Hin Chai	$606,928	$464,827	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	18,179	15,939	Capital Advance, inventory purchase and rental
JS Health & Beauty Sdn. Bhd	-	-	Inventory purchase
Creative Iconic Sdn. Bhd.	-	167,595	Inventory purchase
Total Due to	$655,414	$678,668

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Multimedia Biz Solution Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Fine Portal Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
JS Health & Beauty Sdn. Bhd	Related by common former director, Dato' Liew Kok Hong
Creative Iconic Sdn. Bhd.	Related by key employee; Patricia Low

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its suppliers JS Health & Beauty Sdn. Bhd., SKH Media Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased from these suppliers were $250,626 and $544,168 for the years ended December 31, 2016 and 2015, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $28,923 and $30,788 for the years ended December 31, 2016 and 2015, respectively.

The Company had recognized imputed interest expense on advances from Michael A. Zahorik, former director, in the amounts of $nil and $2,168 for the years ended December 31, 2016 and 2015, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

6. CONVERTIBLE NOTE PAYABLE

On September 15, 2013, $164,994 of shareholder advances payable to the Company's sole officer and majority owner were re-structured into two notes in equal amounts of $82,497, each convertible into the Company's common stock at rates of $0.005 and $0.01 per share respectively. The notes are convertible on demand of the holder, bear no interest, have a maturity date of September 15, 2023.

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

On March 29, 2015, two notes in equal amounts of $82,497 were converted by the new controlling shareholders on March 29, 2015 into 16,499,400 shares of common stock at $0.005 per share and 8,249,700 shares of common stock at $0.01 per share.

The interest expense amortized for the years ended December 31, 2016 and 2015 were $nil and $917, respectively. The Company recognized total debt discount amortized of $7,447 as interest expenses from the day the notes were issued till the day the notes were converted.

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

Equity –Common Stock

The Company has 167,756,742 shares of common stock issued and outstanding as of December 31, 2016.

During the year ended December 31, 2016, the Company issued 9,437,372 shares of Common Stock at $0.02 per share for total proceeds of $188,747.

As of December 31, 2016, the Company also received cash consideration of $37,887 for shares of common stock to be issued at $0.02 per share which has been classified as stock subscription payable.

On March 29, 2015, the Company issued 16,499,400 shares at $0.005 a share and totaling $82,497 and 8,249,700 shares at $0.01 a share and totaling $82,497 as conversions of two promissory notes payable for past advances and loans. (Refer to Note 7)

Equity – Additional Paid-In Capital

The Company recognized imputed interest expense on related party advances in the amounts of $2,168 for the year ended December 31, 2015 as corresponding contribution to capital.

Stock options

On July 30, 2011, the Company issued an option to purchase 8,000,000 common shares to a former employee of the Company in consideration for services at $0.10 per share valued at $nil on the date of grant as compensation.

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

The fair value of the stock options issued on July 31, 2011 using the Black-Scholes Option Pricing Model was $504,024 at the date of grant. On August 22, 2015, all the remaining unvested stock options became vested As of December 31, 2016, the vested shares above are potentially exercisable.

For the years ended December 31, 2016 and 2015, $nil and $283,126 respectively, was recognized as compensation expense for stock options issued.

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

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,410). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $28,923 and $30,788 for the years ended December 31, 2016 and 2015, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $55,774). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

Contingent Liability

A former employee of the Company represents that the Company owes back compensation for services he believes he rendered to the Company and expenses he paid on behalf of the Company. The Company believes all balances owed to him have been settled in prior periods. The Company asserts that a claim has not been filed against the Company for potential damages; accordingly, the Company is unable to reasonably estimate a potential loss or liability in excess of the amount accrued in this matter including related professional fees. In the event that a claim is filed against the Company, the Company will provide further disclosure.

9. TERM LOAN

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to the Company for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for December 31, 2016.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

Interest expenses were $25,323 and $12,086 for the years ended December 31, 2016 and 2015, respectively.

10. PROVISION FOR TAXES

United States

Umatrin Holding Ltd (“UMHL”) is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. UMHL has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of December 31, 2016, UMHL has accumulated net operating losses of $2,427,575 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the year ended
	December 31,	December 31,
	2016	2015
Net loss before income taxes	(189,210)	(364,077)

Tax expenses (benefit) at the statutory tax rate	(64,331)	(54,612)

Tax effects of:
Valuation allowance	64,331	54,612
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2016	2015
Deferred tax asset
Net operating losses carryforwards	$395,431	$331,100
Valuation allowance	(395,431)	(331,100)
Deferred tax assets, net	$-	$-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 20% for the first MYR500,000 ($111,548) taxable income and 25% thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the year ended
	December 31,	December 31,
	2016	2015
Net income (loss) before income taxes	$(27,468)	$36,224

Tax expense (benefit) at the statutory tax rate	(5,497)	7,245

Tax effects of:
Expenses not currently deductible	-	-
Under accrual taxes in prior year	11,237	2,044
Valuation allowance	5,029	18,412
Income tax expense (benefit)	$10,769	$27,701

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2016	2015
Deferred tax asset
Expenses not currently deductible	$9,572	$9,991
Valuation allowance	-	-
Deferred tax assets, net	$9,572	$9,991

The Company has prepaid income tax of $96,410 and $nil as of December 31, 2016 and 2015, respectively.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

(1)	Previous Independent Registered Public Accounting Firm

	(i)	On February 27, 2017, we dismissed Yichien Yeh CPA, P.C. (“Yeh CPA”) as our independent registered public accounting firm.

	(ii)	The decision to change the independent registered public accounting firm was approved by the Board of Directors of the Company.

(iv)

During the Company’s most recent fiscal year ended December 31, 2015 and through February 27, 2017, the date of dismissal, (a) there were no disagreements with Yeh CPA on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of Yeh CPA, would have caused it to make reference thereto in its reports on the financial statements for such years and (b) there were no “reportable events” as described in Item 304(a)(1)(v) of Regulation S-K.

(2)	New Independent Registered Public Accounting Firm

On February 28, 2017, the Board of Directors of the Company appointed WWC, P.C. (“WWC”) as its new independent registered public accounting firm to audit and review the Company’s financial statements. During the two most recent fiscal years ended December 31, 2015 and December 31, 2014 and any subsequent interim periods through the date hereof prior to the engagement of WWC, neither the Company, nor someone on its behalf, has consulted WWC regarding:

(i)

either: the application of accounting principles to a specified transaction, either completed or proposed; or the type of audit opinion that might be rendered on the Company’s consolidated financial statements, and either a written report was provided to the Company or oral advice was provided that the new independent registered public accounting firm concluded was an important factor considered by the Company in reaching a decision as to the accounting, auditing or financial reporting issue; or

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

As of December 31, 2016, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-2013 framwork") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title

Dato' Sri Warren Eu Hin Chai	39	President, CEO, CFO, Director
Dato' Dr. William Lee Wun Loong	42	Vice President, Director
Dato' Osmanthus Ang Kui Hwa	59	Director
Teoh Bi Shan	31	Director
Teng Ling Ching	36	Director

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above Officers and Directors.

Dato' Sri Warren Eu Hin Chai, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

During the past five years and to date, Dato’ Sri Warren Eu is the director for SKH Media, Global Bizrewards, Hipland Realty and U Matrin Worldwide, as well as Vice President and Director of Umatrin Holding Limited. He has led SKH Media into a company specialized in marketing communications. He had used his insights, experience, expertise, creativity, environment knowledge and business sense to helped SKH Media’s clients to compete successfully in marketing strategy, advertising every form of marketing communication and in monitoring progress to increase their profits in a sustainable way. He has introduced loyalty programme marketing via Global Bizrewards to boost the participated merchant brand and at the same time benefited the consumers. He has also ventured himself into property and hotel industry via Hipland Realty. In view of his extensive knowledge in various industries, he is the best candidate to be appointed as the President, Chairman of the Board, Director, CEO, and CFO to lead the Company to success.

Dato’ Dr. William Lee Wun Loong, Vice President and Director

During the past five years, Dato’ Dr. William Lee has been the President of Malaysia Elite Disaster Rescue Foundation, Director of Lagenda Education Group and Marketing Director of Oasis College. Dato’ Dr. William Lee holds a Philosophy of Doctorate (PhD) in Business Management from the Golden State University in the United States of America (USA). Dato’ Dr. William Lee had successfully contributed a total value of more than RMB 3 Billion in Fujian and Guangxi Education Development. Under his leadership, UMHL has concluded its distinctive investment concepts and management system based on the deep understanding of economies and enterprises. Through forward-looking layout, flexible investment strategies and sustained value-added services, UMHL, under his leadership is now concentrating its strategic investments into three major areas of property development, agriculture & tourism, education.

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

Code of Ethics

We have not adopted a Code of Ethics applicable to our Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our current executive officer, for the years ended December 31, 2016 and 2015.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)

Dato' Sri Warren Eu Hin Chai,	2016	$-	-	-	-	-	-	-	-
CEO, CFO & Director	2015	$-	-	-	-	-	-	-	-

Dato' Dr. William Lee Wun Loong	2016	$-	-	-	-	-	-	-	-
Vice President & Director (1)	2015	$-	-	-	-	-	-	-	-

______________

(1)     Dato’ Dr. William Lee Wun Loong was appointed as our Vice President on January 2, 2017 and therefore did not receive any compensation during the fiscal years ended December 31, 2016 and 2015.

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

Compensation of Directors

The following is a summary of the compensation we paid to the Directors of UMHL, for the years ended December 31, 2016 and 2015.

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dato' Sri Warren Eu Hin Chai	2016	107,258	-	-	-	-	-	-	107,258
	2015	171,520	-	-	-	-	-	-	171,520

Dato' Dr. William Lee Wun Loong (2)	2016	-	-	-	-	-	-	-	-
	2015	-	-	-	-	-	-	-	-

Dato' Osmanthus Ang Kui Hwa	2016	14,462	-	-	-	-	-	-	14,462
	2015	15,394	-	-	-	-	-	-	15,394

Teoh Bi Shan	2016	28,924	-	-	-	-	-	-	28,924
	2015	28,736	-	-	-	-	-	-	28,736

Teng Ling Ching	2016	26,031	-	-	-	-	-	-	26,031
	2015	10,776	-	-	-	-	-	-	10,776

________

(1)	Dato' Dr. William Lee Wun Loong was appointed as a Director of the Company on January 2, 2017 and therefore did not receive any compensation for the fiscal years ended December 31, 2015 and 2016.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class(1)

Umatrin Group Ltd. (2)	14,692,000	21.684%
Dato' Dr. William Lee Wun Loong	27,414,100	40.46%
CEDE & Co.	8,330,000	12.294%
All officers and directors	42,106,100	62.144%

____________

(1)	Based on 67,756,472 shares of common stock outstanding as of March 30, 2017.
(2)

Principal offices located at 24 Lesperance Complex Providence Industrial Estate, Maha T2 0000. Dato' Sri Warren Eu Hin Chai, our CEO, CFO and director is the sole stockholder of Umatrin Group Ltd. Through his position as the sole stockholder in Umatrin Group Ltd, Dato' Sri has the power to dispose of or direct the disposition of the shares of common stock in Umatrin Group Ltd. As a result, Dato' Sri may, under the rules of the Securities and Exchange Commission, be deemed to be the beneficial owner of the shares of common stock.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Due from related parties consists of the following:

	December 31,	December 31,
	2016	2015	Purpose
Global Bizrewards Sdn. Bhd.	$97,939	$34,465	Advance
Multimedia Biz Solution Sdn. Bhd.	-	46,574	Advance
Fine Portal Sdn. Bhd.	14,055	-	Advance
Sportlight Academy Sdn. Bhd.	10,907	-	Advance
M1Elite Sdn. Bhd.	5,744	-	Advance
Total Due from	128,645	81,039

Due to related parties consists of the following:

	December 31,	December 31,
	2016	2015	Purpose
Dato Sri Warren Eu Hin Chai	$606,928	$464,863	Capital Advance
Michael A. Zahorik	30,307	30,707	Capital Advance
SKH Media Sdn. Bhd.	18,179	15,939	Capital Advance, inventory purchase and rental
JS Health & Beauty Sdn. Bhd	-	-	Inventory purchase
Creative Iconic Sdn. Bhd.	-	167,159	Inventory purchase
Total Due to	655,414	678,668

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Multimedia Biz Solution Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Fine Portal Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
JS Health & Beauty Sdn. Bhd	Related by common former director, Dato' Liew Kok Hong
Creative Iconic Sdn. Bhd.	Related by key employee; Patricia Low

The amounts due from or due to related parties were unsecured, non-interest bearing, and due on demand.

We purchased our inventory from our suppliers JS Health & Beauty Sdn. Bhd., SKH Media Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased from these suppliers were $250,626 and $544,168 for the years ended December 31, 2016 and 2015, respectively.

We leased an office space from SKH Media Sdn. Bhd. The rent expenses were $28,923 and $30,788 for the years ended December 31, 2016 and 2015, respectively.

We had recognized imputed interest expense on advances from Michael A. Zahorik, former director, in the amounts of $nil and $2,168 for the years ended December 31, 2016 and 2015, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The following table sets forth the fees billed by our principal independent accountant for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2016	2015
Audit Fees	$37,228	$89,250
Audit Related Fees	0	0
Tax Fees	2,000	0
All Other Fees	0	0

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

___________

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

UMATRIN HOLDING LIMITED

Date: April 17, 2017	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dato' Sri Warren Eu Hin Chai	President, Chief Executive Officer, Chief	April 17, 2017
Dato' Sri Warren Eu Hin Chai	Financial Officer, and Director

/s/ Dato' Dr. William Lee	Vice President and Director	April 17, 2017
Dato' Dr. William Lee Wun Loong

/s/ Dato' Osmanthus Ang Kui Hwa	Director	April 17, 2017
Dato' Osmanthus Ang Kui Hwa

/s/ Teoh Bi Shan	Director	April 17, 2017
Teoh Bi Shan

/s/ Teng Ling Ching	Director	April 17, 2017
Teng Ling Ching

