Form 10-Q
period 2017-03-31
Umatrin Holding Ltd
filed 2017-05-22
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission file number: 000-51190

UMATRIN HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Delaware	87-0814235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 Madison Ave, 3rd Floor PMB #3050 New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(866)-874-4888

Registrant's telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of "large accelerated filer," "accelerated filer," "smaller reporting company," and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

As of May 22, the registrant had 82,435,942 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Umatrin Holding Limited (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2017	2016

Assets
Current Assets
Cash and cash equivalents	$42,040	$133,269
Inventory	12,369	1,470
Prepaid tax	118,762	96,410
Deferred tax assets	9,712	9,572
Due from related parties	149,937	128,645
Total Current Assets	332,820	369,366
Land, property and equipment, net	1,328,848	1,315,659
Deposits	15,866	34,544
Total Assets	1,677,534	1,719,569

Liabilities
Current Liabilities
Term loan payable-current portion	18,380	17,912
Accounts payable and accrued expenses	128,993	121,023
Income tax payable	-	-
Other payables	172,488	87,473
Due to related parties	667,736	655,414
Total Current Liabilities	987,597	881,822
Term loan payable-long term	479,020	476,438
Total Liabilities	1,466,617	1,358,260

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
167,756,472 and 158,319,100 shares issued and outstanding	1,678	1,678
Additional paid in capital	2,842,952	2,842,951
Accumulated deficits	(2,558,479)	(2,427,575)
Accumulated other comprehensive loss	(143,898)	(148,725)
Total Umatrin Holding Limited Stockholders' Equity	142,253	268,329
Non-controlling interest	68,664	92,980
Total Equity	210,917	361,309
Total Liabilities and Stockholders Equity	$1,677,534	$1,719,569

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the periods ended
	March 31,	March 31,
	2017	2016
Sales	$142,937	$458,694
Cost of sales	17,705	89,082
Gross profit	125,232	369,612

Operating expenses
Selling, general & administrative expenses	275,989	388,985
Total operating expenses	275,989	388,985

Loss from operations	(150,757)	(19,373)

Other income (expenses)
Interest expense	(5,670)	(14,925)
Total other income (expenses)	(5,670)	(14,925)

Net loss before income taxes	(156,427)	(34,298)

Provision for income taxes	-	(6,303)

Net loss	(156,427)	(40,601)

Less: Net loss attributable to non-controlling interest	(25,523)	2,611

Net loss attributable to Umatrin Holding Limited	$(130,904)	$(43,212)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	6,034	49,051

Comprehensive loss	(150,393)	8,450

Comprehensive loss attributable to the non-controlling interest	(24,317)	12,422

Comprehensive loss attributable to Umatrin Holding Limited	$(126,077)	$(3,972)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	158,757,488	158,319,000

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the periods ended
	March 31,	March 31,
	2017	2016
Cash flows from operating activities
Net loss including noncontrolling interest	$(156,427)	$(40,601)
Adjustment to reconcile net loss from operations:
Depreciation expense	18,957	13,410
Imputed Interest expenses	-	7,051
Changes in Operating Assets and Liabilities
Inventory	(10,810)	42,612
Prepaid tax	(20,811)	(13,490)
Other receivables and deposits	19,068	(4,154)
Accounts payable and accrued expenses	90,639	(33,142)
Other payables	(814)	(45,999)
Net cash used in operating activities	(60,198)	(74,313)

Cash flows from investing activities
Purchase of property and equipment	(10,309)	(1,550)
Advances made to related parties	(19,288)	(44,618)
Net cash provided by (used in) investing activities	(29,597)	(46,168)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	84,587	-
Proceeds/(Repayment) to related party, net	(74,815)	55,175
Proceeds/(Repayments) from term loan, net	(4,175)	(10,640)
Net cash provided by financing activities	5,597	44,535

Effect of exchange rate changes	(7,031)	(22,329)

Net increase (decrease) in cash and cash equivalents	(91,229)	(98,275)
Cash and cash equivalents at beginning of period	133,269	174,113
Cash and cash equivalents at end of period	$42,040	$75,838
	$0	$(57,431)
Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$20,811	$19,793

See accompanying notes to financial statements

UMATRIN HOLDING LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2017

(UNAUDITED)

1. ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (“UMHL”) was incorporated in the state of Delaware on February 2, 2005. UMHL was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, UMHL acquired 80% of the equity interests of UMatrin Worldwide SDN. BHD. ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL.

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

Umatrin Holding Limited and its subsidiary UMatrin Worldwide SDN. BHD. shall be referred as the “Company”.

The organization structure as follows:

Umatrin Holding Ltd. (USA)
80%
UMatrin Worldwide SDN BHD (Malaysia)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Significant inter-company transactions have been eliminated in consolidation.

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods have been be retroactively adjusted to furnish comparative information. The accompanying consolidated financial statements are presented retrospectively as though the share exchange agreement between the UMHL and Umatrin occurred at the beginning of the first period presented.

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 803 of Regulation SX of the Securities and Exchange Commission. Accordingly, they may not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, as potentially not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2016.

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

The Company had previously reported Term loan payable-current portion and Term loan payable-long term as $39,791 and $454,559. The Company discovered that it had overstated the current portion by $21,879 and understated the long-term portion by $21,879. The revised amounts for Term loan payable-current portion and Term loan payable-long term are $17,912 and $476,438, respectively. The Company intends to file an amended annual report on Form 10-K/A to rectify this error.

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
March 31, 2017	4.4176	4.4447
December 31, 2016	4.4824	4.1489
March 31, 2016	3.9399	4.1906

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the periods ended March 31, 2017 and December 31, 2016 were $42,040 and $133,269 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended March 31, 2017 and 2016, respectively.

At March 31, 2017 and December 31, 2016, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2017 and 2016.

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

The Company’s revenue recognition policy for both retail customers and authorized dealer customers is the same. Sales are considered final when possession of the product is passed to the customer. There is no policy for dealers to return any unsold products unless it the product was defective; accordingly, the Company does not accrue for expected returns.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $3,579 and $0 for advertising and promotions expenses during the three months ended March 31, 2017 and 2016, respectively.

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

Segment Information

The Company adopted ASC-280, Disclosures about Segments of an Enterprise and Related Information, which requires certain financial and supplementary information to be disclosed on an annual and interim basis for each reportable segment of an enterprise. The Company believes that it operates in one business segment (marketing and sales) and in one geographical segment Malaysia, because all of the Company’s current operations are conducted in Malaysia.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,558,479 as of March 31, 2017 which include a loss of $156,427 for the period ended March 31, 2017.

The Company ability to generate profit in the next 12 months is uncertain given that the market in which it operates is facing an economic slowdown. Management's plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating profits through its business operations; however, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient profit. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	March 31,	December 31,
	2017	2016
Computer and software	$19,998	$19,708
Furniture and fittings	27,614	27,215
Office equipment	40,184	39,603
Renovations and improvements	317,044	302,238
Building	843,822	831,626
Land	207,038	204,046
Total	1,455,700	1,424,436
Less: accumulated depreciation	(126,852)	(108,777)
Net	$1,328,848	$1,315,659

The depreciation expense charged to general and administrative expenses were $18,957 and $13,410 for the three months ended March 31, 2017 and 2016, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	March 31,	December 31,
	2017	2016	Purpose
Global Bizrewards Sdn. Bhd.	$112,732	$97,939	Advance
Fine Portal Sdn. Bhd.	18,789	14,055	Advance
Sportlight Academy Sdn. Bhd.	11,180	10,907	Advance
M1Elite Sdn. Bhd.	7,236	5,744	Advance
Total Due from	149,937	128,645

Due to related parties consists of the following:

	March 31,	December 31,
	2017	2016	Purpose
Dato Sri Warren Eu Hin Chai	$618,983	$606,928	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	18,446	18,179	Capital Advance, inventory purchase and rental
Total Due to	667,736	655,414

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Fine Portal Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its suppliers SKH Media Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased from these suppliers were $nil and $89,082 for the three months ended March 31, 2017 and 2016, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $6,750 and $7,159 for the three months ended March 31, 2017 and 2016, respectively.

The Company had recognized imputed interest expense on advances from Michael A. Zahorik, former director, in the amounts of $0 and $7,051 for the three months ended March 31, 2017 and 2016, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

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

The interest expense amortized for the three months ended March 31, 2017 and 2016 were $0 and $7,051, respectively. The Company recognized total debt discount amortized of $7,447 as interest expenses from the day the notes were issued till the day the notes were converted.

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

Equity –Common Stock

The Company has 167,756,742 shares of common stock issued and outstanding as of March 31, 2017.

As of March 31, 2017, the Company also received cash consideration of $122,993 for shares of common stock to be issued at $0.02 per share which has been classified as stock subscription payable.

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

For the three months ended March 31, 2017 and 2016, $nil and $nil respectively, was recognized as compensation expense for stock options issued.

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

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $6,750 and $7,159 for the three months ended March 31, 2017 and 2016, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $56,592). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

The Company had a concentration in demand for its products. A single customer accounted for 14.6% of the Company sales revenue during the three months ended March 31, 2017.

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

Contingent Liability

A former Director of the Company represents that the Company owes back compensation for services he believes he rendered to the Company and expenses he paid on behalf of the Company. The Company believes all balances owed to him have been settled in prior periods. The Company asserts that a claim has not be filed against the Company for potential damages; accordingly, the Company is unable to reasonably estimate a potential loss or liability in this matter including related legal costs. In the event that a claim is filed against the Company, the Company will provide further disclosure.

9. TERM LOAN

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to the Company for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for March 31, 2017.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

The outstanding balance of the term loan is $497,400, of which $18,380 is due within one operating period and classified as short term, and $479,020 is due after one operating period, and has classified as long term.

Interest expenses were $5,670 and $7,875 for the three months ended March 31, 2017 and 2016, respectively.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

On January 6, 2016, UMHL acquired 80% of the equity interests of UMatrin Worldwide SDN. BHD. ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri Eu Hin Chai and Dato' Liew Kok Hong. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL. The Company’s operation office remained in Malaysia and the business market will remain focus in Asia.

Umatrin, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. Umatrin has curated non-toxic beauty, personal care to health and wellness products. We market our products through three primary methods: direct contact, online distribution and/or by our dealer program. We apply leading O2O (Online to Offline) marketing strategy to both retail and wholesale trade. We provide technology and services to enable consumers, merchants and other participants to conduct business in our cloud-based trading system. We use advanced network technology and rigorous management system to create unlimited business brand space. Without allocating large sums of operating cost, it continuously introduces new products, combined with O2O internet business model and career opportunities.

Results of Operations

The following table sets forth the results of our operations for the three months ended March 31, 2017 and 2016:

	For the periods ended
	March 31,	March 31,
	2017	2016
Sales	$142,937	$458,694
Cost of sales	17,705	89,082
Gross profit	125,232	369,612
	88%	81%
Operating expenses
Selling, general & administrative expenses	275,989	388,985
Total operating expenses	275,989	388,985

Loss from operations	(150,757)	(19,373)

Other income (expenses)
Interest expense	(5,670)	(14,925)
Total other income (expenses)	(5,670)	(14,925)

Net loss before income taxes	(156,427)	(34,298)

Provision for income taxes	-	(6,303)

Net loss	(156,427)	(40,601)

Comparison for the Three Months Ended March 31, 2017 and 2016

Sales

For the three months ended March 31, 2017, the Company generated $142,937 in revenues, which was a decrease of $315,757, or 69% compared to $458,694 for the three months ended March 31, 2016 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $125,232 for the three months ended March 31, 2017, which was a decrease of $244,380 or 66% as compared to $369,612 for the three months ended March 31, 2016 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended March 31, 2017 and 2016. Selling, general and administrative costs decreased from $388,985 for the three months ended March 31, 2016 to $275,989 for the three months ended March 31, 2017.

Net income

For the three months ended March 31, 2017, the Company had $156,427 in net loss as compared to $40,601 in net loss for the three months ended March 31, 2016, which was an increase in net loss of $115,826 or 285%. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $42,040 and $133,269 as of March 31, 2017 and December 31, 2016, respectively.

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

The following table sets forth information about our net cash flow for the three months ended March 31, 2017 and 2016:

	For the periods ended
	March 31,	March 31,
	2017	2016
Net cash provided by (used in) operating activities	(60,198)	(74,313)
Net cash provided by (used in) investing activities	(29,597)	(46,168)
Net cash provided by (used in) financing activities	5,975	44,535

Operating Activities

For the three months ended March 31, 2017 we used $60,198 in operating activities as compared to using $74,313 in operating activities during the three months ended March 31, 2016. The net loss including noncontrolling interest was $156,427 for the three months ended March 31, 2017, as compared to $40,601 for the three months ended March 31, 2016. The movement in net cash used in operating activities mainly resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the three months ended March 31, 2017 we used $29,597 in investing activities as compared to using $46,168 in investing activities during the three months ended March 31, 2016. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the three months ended March 31, 2017, we generated $5,975 in financing activities as compared to generating $44,535 in financing activities during the three months ended March 31, 2016.

During the three months ended March 31, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $84,587, net repayments to related party of $74,815 and net repayments to term loan of $4,175.

During the three months ended March 31, 2016, the net cash provided by financing activities resulted from net proceeds from related party of $55,175 and net repayments to term loan of $10,640.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan was subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both March 31, 2017.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approximately $609,554) on the term loan. The repayment effectively starts on September 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,582) for 240 installments.

The outstanding balance of the term loan is $497,400, of which $18,380 is due within one operating period and classified as short term, and $479,020 is due after one operating period, and has classified as long term.

Interest expenses on the term loan were $5,670 and $7,875 for the three months ended March 31, 2017 and 2016, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of March 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the three months ended March 31, 2017 and 2016 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,558,479 as of March 31, 2017 which include a loss of $156,427 for the period ended March 31, 2017. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States ("US GAAP").

The accompanying consolidated financial statements include the accounts of the Company and its subsidiary. Significant inter-company transactions have been eliminated in consolidation.

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods have been be retroactively adjusted to furnish comparative information. The accompanying consolidated financial statements are presented retrospectively as though the share exchange agreement between the UMHL and Umatrin occurred at the beginning of the first period presented.

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2017. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The Company’s revenue recognition policy for both retail customers and authorized dealer customers is the same. Sales are considered final when possession of the product is passed to the customer. There is no policy for dealers to return any unsold products unless it the product was defective; accordingly, the Company does not accrue for expected returns.

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

Off Balance Sheet Arrangements

As of March 31, 2017, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2017.

Item 4. Mine Safety Disclosures

Not applicable.

Item 5. Other Information

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits

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

UMATRIN HOLDING LIMITED

Date: May 22, 2017	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

