Form 10-K/A
period 2016-12-31
Umatrin Holding Ltd
filed 2017-06-14
CIK 1317839

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

Explanatory Note

Umatrin Holding Limited is filling this Amendment No. 1 on Form 10-K/A (“Form 10-K/A”) to amend its Annual Report on Form 10-K for the year ended December 31, 2016 originally filed with the SEC on April 17, 2017 (the “Original Filing”), to restate its audited financial statements year ended December 31, 2016 and to include the Consolidated Statements of Comprehensive Loss that was inadvertently omitted from the Original Filing.

Restatement. The Company incorrectly presented the Term loan payable-current portion and the Term loan payable-long term amounts.

The purpose of this Form 10-K/A is to reclassify the amounts from Term loan payable-current portion to Term loan payable-long term.

See “Note 3 – Restatement of Previously Issued Financial Statements” of this Form 10-K/A for more information regarding the impact of the above described adjustments.

Items Amended in Form 10-K/A. This Form 10-K/A sets forth the Original Filing, in its entirety, as modified and superseded as necessary to reflect the statement. The following items in the Original Filing have been amended, as a result, to reflect the restatement:

A.	Part I, Item 1. Financial Statements

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K/A contains "forward-looking statements". Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as "anticipate," "believe," "estimate," "intend," "could," "should," "would," "may," "seek," "plan," "might," "will," "expect," "anticipate," "predict," "project," "forecast," "potential," "continue" negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

We cannot predict all of the risks and uncertainties. Accordingly, such information should not be regarded as representations that the results or conditions described in such statements or that our objectives and plans will be achieved and we do not assume any responsibility for the accuracy or completeness of any of these forward-looking statements. These forward-looking statements are found at various places throughout this Annual Report on Form 10-K/A and include information concerning possible or assumed future results of our operations, including statements about potential acquisition or merger targets; business strategies; future cash flows; financing plans; plans and objectives of management; any other statements regarding future acquisitions, future cash needs, future operations, business plans and future financial results, and any other statements that are not historical facts.

These forward-looking statements represent our intentions, plans, expectations, assumptions and beliefs about future events and are subject to risks, uncertainties and other factors. Many of those factors are outside of our control and could cause actual results to differ materially from the results expressed or implied by those forward-looking statements. In light of these risks, uncertainties and assumptions, the events described in the forward-looking statements might not occur or might occur to a different extent or at a different time than we have described. You are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date of the Annual Report on Form 10-K/A . All subsequent written and oral forward-looking statements concerning other matters addressed in this Annual Report on Form 10-K/A and attributable to us or any person acting on our behalf are expressly qualified in their entirety by the cautionary statements contained or referred to in this Annual Report on Form 10-K/A.

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATION.

You should read the following discussion together with our financial statements and the related notes included elsewhere in this annual report on Form 10-K/A. This discussion contains forward-looking statements that are based on our current expectations, estimates and projections about our business and operations. Our actual results may differ materially from those currently anticipated and expressed in such forward-looking statements.

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

San Mateo, California	/s/ WWC, P.C.
April 17, 2017	Certified Public Accountants

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(AUDITED)

	December 31,	December 31,
	2016	2015

Assets
Current Assets
Cash and cash equivalents	$133,269	$174,113
Inventory	1,470	88,957
Prepaid tax	96,410	-
Deferred tax assets	9,572	9,991
Due from related parties	128,645	81,039
Total Current Assets	369,366	354,100
Land, property and equipment, net	1,315,659	1,423,002
Deposits	34,544	45,373
Total Assets	1,719,569	1,822,475

Liabilities
Current Liabilities
Term loan payable-current portion	17,912	17,243
Accounts payable and accrued expenses	121,023	137,688
Income tax payable	-	1,441
Other payables	87,473	52,862
Due to related parties	655,414	678,668
Total Current Liabilities	881,822	887,901
Term loan payable-long term	476,438	515,489
Total Liabilities	1,358,260	1,403,390

Equity
Umatrin Holding Limited Stockholders' Equity

Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 167,756,472 and 158,319,100 shares issued and outstanding	1,678	1,583
Additional paid in capital	2,842,951	2,654,298
Accumulated deficits	(2,427,575)	(2,207,775)
Accumulated other comprehensive loss	(148,725)	(133,464)
Total Umatrin Holding Limited Stockholders' Equity	268,329	314,643
Non-controlling interest	92,980	104,443
Total Equity	361,309	419,085
Total Liabilities and Stockholders Equity	$1,719,569	$1,822,475

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

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF COMPREHENSIVE LOSS

(AUDITED)

	For the years ended
	December 31,	December 31,
	2016	2015

Net loss	$(227,447)	$(355,554)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(19,076)	(137,597)

Comprehensive loss	(246,523)	(493,151)

Comprehensive loss attributable to the non-controlling interest	(11,463)	(29,224)

Comprehensive loss attributable to Umatrin Holding Limited	$(235,061)	$(463,928)

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

3. RESTATEMENT OF PREVIOUSLY ISSUED FINANCIAL STATEMENTS

The Company incorrectly presented the Term loan payable-current portion and the Term loan payable-long term amounts. The Company therefore reclassed certain amounts from Term loan payable-current portion to Term loan payable-long term. These reclassifications had no effect on reported net income or losses.

The following tables present the effect of the correction discussed above and other adjustments on selected line items of our previously reported consolidated financial statements as of and for the year ended December 31, 2016 and 2015.

	December 31, 2016
	Previously Reported	Adjustments	Restated
Term loan payable-current portion	39,791	21,879	17,912
Term loan payable-long term	454,559	(21,879)	476,438

	December 31, 2015
	Previously Reported	Adjustments	Restated
Term loan payable-current portion	41,535	24,292	17,243
Term loan payable-long term	491,197	(24,292)	515,489

4. GOING CONCERN

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

5. LAND, PROPERTY & EQUIPMENT

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

6 . RELATED PARTIES TRANSACTIONS

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

7. CONVERTIBLE NOTE PAYABLE

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

8 . STOCKHOLDERS’ EQUITY

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

9. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

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

10. TERM LOAN

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

11. PROVISION FOR TAXES

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

a) Documents filed as part of this Amendment to Annual Report on Form 10-K/A

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

UMATRIN HOLDING LIMITED

Date: June 14, 2017	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dato' Sri Warren Eu Hin Chai	President, Chief Executive Officer, Chief	June 14, 2017
Dato' Sri Warren Eu Hin Chai	Financial Officer, and Director

/s/ Dato' Dr. William Lee	Vice President and Director	June 14, 2017
Dato' Dr. William Lee Wun Loong

/s/ Dato' Osmanthus Ang Kui Hwa	Director	June 14, 2017
Dato' Osmanthus Ang Kui Hwa

/s/ Teoh Bi Shan	Director	June 14, 2017
Teoh Bi Shan

/s/ Teng Ling Ching	Director	June 14, 2017
Teng Ling Ching

