Form 10-Q
period 2017-06-30
Umatrin Holding Ltd
filed 2017-08-14
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

As of August 10, the registrant had 82,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

The following unaudited interim financial statements of Umatrin Holding Limited (referred to herein as the “Company,” “we,” “us” or “our”) are included in this quarterly report on Form 10-Q:

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2017	2016

Assets
Current Assets
Cash and cash equivalents	$66,443	$133,269
Inventory	22,198	1,470
Prepaid tax	143,772	96,410
Deferred tax assets	9,995	9,572
Due from related parties	248,979	128,645
Total Current Assets	491,387	369,366
Land, property and equipment, net	1,350,609	1,315,659
Deposits	27,977	34,544
Total Assets	1,869,973	1,719,569

Liabilities
Current Liabilities
Term loan payable-current portion	19,130	17,912
Accounts payable and accrued expenses	157,276	121,023
Income tax payable	-	-
Other payables	19,650	87,473
Due to related parties	693,473	655,414
Total Current Liabilities	889,529	881,822
Term loan payable-long term	488,441	476,438
Total Liabilities	1,377,970	1,358,260

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 167,756,472 and 158,319,100 shares issued and outstanding	1,825	1,678
Additional paid in capital	3,147,205	2,842,951
Accumulated deficits	(2,590,715)	(2,427,575)
Accumulated other comprehensive loss	(134,766)	(148,725)
Total Umatrin Holding Limited Stockholders' Equity	423,549	268,329
Non-controlling interest	68,454	92,980
Total Equity	492,003	361,309
Total Liabilities and Stockholders Equity	$1,869,973	$1,719,569

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Sales	$367,695	$613,774	$510,632	$1,072,468
Cost of sales	86,388	77,369	104,095	166,451
Gross profit	281,307	536,405	406,537	906,017

Operating expenses
Selling, general & administrative expenses	310,218	424,208	586,207	813,193
Total operating expenses	310,218	424,208	586,207	813,193

Loss from operations	(28,911)	112,197	(179,670)	92,824

Other income (expenses)
Interest expense	(5,816)	(14,399)	(11,486)	(29,324)
Total other income (expenses)	(5,816)	(14,399)	(11,486)	(29,324)

Net loss before income taxes	(34,727)	97,798	(191,156)	63,500

Provision for income taxes	-	(27,474)	-	(33,777)

Net loss	(34,727)	70,324	$(191,156)	$29,723

Less: Net loss attributable to non-controlling interest	(2,493)	15,442	$(28,016)	$18,053

Net loss attributable to Umatrin Holding Limited	$(32,234)	$54,882	$(163,140)	$11,670

Other comprehensive loss, net of tax
Foreign currency translation adjustment	11,414	(13,019)	17,448	36,032

Comprehensive loss	(23,313)	57,305	(173,708)	65,755

Comprehensive loss attributable to the non-controlling interest	(209)	12,838	(24,526)	25,260

Comprehensive loss attributable to Umatrin Holding Limited	$(23,104)	$44,467	$(149,182)	$40,495

Loss per common share - basic and diluted	$(0.00)	$0.00	$(0.00)	$0.00

Weighted average number of shares outstanding - basic and diluted	158,757,488	158,319,000	158,757,488	158,319,000

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2017	2016
Cash flows from operating activities
Net loss including noncontrolling interest	$(191,156)	$29,723
Adjustment to reconcile net loss from operations:
Depreciation expense	33,183	22,555
Imputed Interest expenses	-	13,212
Changes in Operating Assets and Liabilities
Inventory	(20,213)	54,908
Prepaid tax	(42,161)	(20,994)
Other receivables and deposits	7,919	(2,984)
Accounts payable and accrued expenses	124,123	(48,782)
Other payables	(31,432)	(46,161)
Net cash used in operating activities	(119,737)	1,477

Cash flows from investing activities
Purchase of property and equipment	(10,443)	(14,073)
Advances made to related parties	8,444	(58,084)
Net cash provided by (used in) investing activities	(1,999)	(72,157)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	263,144	-
Proceeds/(Repayment) to related party, net	(198,251)	(56,554)
Proceeds/(Repayments) from term loan, net	(8,457)	(21,771)
Net cash provided by financing activities	56,436	(78,325)

Effect of exchange rate changes	(1,526)	3,955

Net increase (decrease) in cash and cash equivalents	(66,826)	(145,049)
Cash and cash equivalents at beginning of period	133,269	174,113
Cash and cash equivalents at end of period	$66,443	$29,064

Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$42,161	$54,771

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2017

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2016, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2016.

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
June 30, 2017	4.2925	4.3879
December 31, 2016	4.4824	4.1489
June 30, 2016	4.0292	4.0963

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2017. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the periods ended June 30, 2017 and December 31, 2016 were $66,443 and $133,269 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended June 30, 2017 and 2016, respectively.

At June 30, 2017 and December 31, 2016, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2017 and 2016.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $3,418 and $0 for advertising and promotions expenses during the six months ended June 30, 2017 and 2016, respectively.

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

In October 2016, the FASB issued ASU No. deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. The ASU is effective January 1, 2018, with early adoption permitted as of January 1, 2017. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Upon adoption, a company would write off any income tax effects that had been but would recognize under the new guidance.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,590,715 as of June 30, 2017 which include a loss of $191,156 for the period ended June 30, 2017.

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	June 30,	December 31,
	2017	2016
Computer and software	$20,580	$19,708
Furniture and fittings	28,419	27,215
Office equipment	41,355	39,603
Renovations and improvements	326,282	302,238
Building	868,411	831,626
Land	213,071	204,045
Total	1,498,118	1,424,436
Less: accumulated depreciation	(147,509)	(108,777)
Net	$1,350,609	$1,315,659

The depreciation expense charged to general and administrative expenses were $33,183 and $22,555 for the six months ended June 30, 2017 and 2016, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	June 30,	December 31,
	2017	2016	Purpose
Global Bizrewards Sdn. Bhd.	$209,800	$97,939	Advance
Fine Portal Sdn. Bhd.	19,336	14,055	Advance
Sportlight Academy Sdn. Bhd.	12,210	10,907	Advance
M1Elite Sdn. Bhd.	7,633	5,744	Advance
Total Due from	248,979	128,645

Due to related parties consists of the following:

	June 30,	December 31,
	2017	2016	Purpose
Dato Sri Warren Eu Hin Chai	$644,183	$606,928	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	18,983	18,179	Capital Advance, inventory purchase and rental
Total Due to	693,473	655,414

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Fine Portal Sdn. Bhd.	Related by common director, Dato' Liew Kok Hong
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its suppliers SKH Media Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased from these suppliers were $nil and $166,451 for the six months ended June 30, 2017 and 2016, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $13,674 and $14,647 for the six months ended June 30, 2017 and 2016, respectively.

The Company had recognized imputed interest expense on advances from Michael A. Zahorik, former director, in the amounts of $0 and $13,212 for the six months ended June 30, 2017 and 2016, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

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

The interest expense amortized for the six months ended June 30, 2017 and 2016 were $0 and $13,212, respectively. The Company recognized total debt discount amortized of $13,608 as interest expenses from the day the notes were issued till the day the notes were converted.

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

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of June 30, 2017.

On December 30, 2016, the Company issued 480,000 shares at $0.02 a share and totaling $9,600. On January 12, 2017, the Company issued 8,957,372 shares at $0.02 a share and totaling $179,147. On May 8, 2017, the Company issued 14,687,794 shares at $0.02 a share and totaling $293,756.

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

For the six months ended June 30, 2017 and 2016, $nil and $nil respectively, was recognized as compensation expense for stock options issued.

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

The rent expenses were $13,674 and $14,647 for the six months ended June 30, 2017 and 2016, respectively.

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

The Company had no concentration in demand for its products.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for June 30, 2017.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

The outstanding balance of the term loan is $507,571, of which $19,130 is due within one operating period and classified as short term, and $488,441 is due after one operating period, and has classified as long term.

Interest expenses were $11,486 and $16,112 for the six months ended June 30, 2017 and 2016, respectively.

	June 30,	December 31,
	2017	2016
Repayable within 1 year	$19,130	$17,912
Repayable within 2 year	20,035	18,745
Repayable within 3 year	20,989	19,638
Repayable within 4 year	21,988	20,573
Repayable within 5 year	24,999	21,551
Repayable after 5 year	400,430	395,931
Total Due from	507,571	494,350

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

Results of Operations

The following table sets forth the results of our operations for the three and six months ended June 30, 2017 and 2016:

	For the Three Months ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016
Sales	$367,695	$613,774	$510,632	$1,072,468
Cost of sales	86,388	77,369	104,095	166,451
Gross profit	281,307	536,405	406,537	906,017

Operating expenses
Selling, general & administrative expenses	310,218	424,208	586,207	813,193
Total operating expenses	310,218	424,208	586,207	813,193

Loss from operations	(28,911)	112,197	(179,670)	92,824

Other income (expenses)
Interest expense	(5,816)	(14,399)	(11,486)	(29,324)
Total other income (expenses)	(5,816)	(14,399)	(11,486)	(29,324)

Net loss before income taxes	(34,727)	97,798	(191,156)	63,500

Provision for income taxes	-	(27,474)	-	(33,777)

Net loss	(34,727)	70,324	$(191,156)	$29,723

Comparison for the Three Months Ended June 30, 2017 and 2016

Sales

For the three months ended June 30, 2017, the Company generated $367,695 in revenues, which was a decrease of $246,079, or 40% compared to $613,774 for the three months ended June 30, 2016 as the operating sector is currently facing economic slowdown which adversely affects the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $281,307 for the three months ended June 30, 2017, which was a decrease of $255,098 or 48% as compared to $536,405 for the three months ended June 30, 2016 as the operating sector is currently facing economic slowdown which adversely affects the purchasing power of the consumer.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended June 30, 2017 and 2016. Selling, general and administrative costs decreased from $424,208 for the three months ended June 30, 2016 to $310,218 for the three months ended June 30, 2017.

Net income

For the three months ended June 30, 2017, the Company had $34,727 in net loss as compared to $70,324 in net profit for the three months ended June 30, 2016, which was an increase in net loss of $105,051. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the Six Months Ended June 30, 2017 and 2016

Sales

For the six months ended June 30, 2017, the Company generated $510,632 in revenues, which was a decrease of $561,836, or 52% compared to $1,072,468 for the six months ended June 30, 2016 as the operating sector is currently facing economic slowdown which adversely affects the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $406,537 for the six months ended June 30, 2017, which was a decrease of $499,480 or 55% as compared to $906,017 for the six months ended June 30, 2016 as the operating sector is currently facing economic slowdown which adversely affects the purchasing power of the consumer.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the six months ended June 30, 2017 and 2016. Selling, general and administrative costs decreased from $813,193 for the six months ended June 30, 2016 to $586,207 for the six months ended June 30, 2017.

Net income

For the six months ended June 30, 2017, the Company had $191,156 in net loss as compared to $29,723 in net profit for the six months ended June 30, 2016, which was an increase in net loss of $220,879. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $66,443 and $133,269 as of June 30, 2017 and December 31, 2016, respectively.

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

The following table sets forth information about our net cash flow for the six months ended June 30, 2017 and 2016:

	For the periods ended
	June 30,	June 30,
	2017	2016
Net cash provided by (used in) operating activities	(119,737)	1,477
Net cash provided by (used in) investing activities	(1,999)	(72,157)
Net cash provided by (used in) financing activities	56,436	(78,325)

Operating Activities

For the six months ended June 30, 2017 we used $119,737 in operating activities as compared to generating $1,477 in operating activities during the six months ended June 30, 2016. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the six months ended June 30, 2017 we used $1,999 in investing activities as compared to using $72,157 in investing activities during the six months ended June 30, 2016. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the six months ended June 30, 2017, we generated $56,436 in financing activities as compared to using $78,325 in financing activities during the six months ended June 30, 2016.

During the six months ended June 30, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $263,144, net repayment to related party of $198,251 and net repayment to term loan of $8,457.

During the six months ended June 30, 2016, the net cash provided by financing activities resulted from net repayment to related party of $56,554 and net repayment to term loan of $21,771.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of a four-story office located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was (i) secured by title deed for the said property, and (ii) guaranteed by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for June 30, 2017.

On July 27, 2015, a drawdown of MYR2,300,000 (approximately $609,554) on the term loan was made and repayment effectively started on September 1, 2015 with a fixed installment of MYR14,863.14 (approximately $4,249) for 240 installments.

The outstanding balance of the term loan is $507,571, of which $19,130 is due within one operating period and classified as short term, and $488,441 is due after one operating period, and has classified as long term.

Interest expenses were $11,486 and $16,112 for the six months ended June 30, 2017 and 2016, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of June 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the six months ended June 30, 2017 and 2016 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,590,715 as of June 30, 2017 which include a loss of $191,156 for the period ended June 30, 2017. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

We believe it is helpful for investors to understand the critical accounting policies underlying our financial statements. Please refer to Note 2 of our Consolidated Financial Statements included in this quarter report for details of our critical accounting policies.

Off Balance Sheet Arrangements

As of June 30, 2017, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the three months ended June 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2017.

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

UMATRIN HOLDING LIMITED

Date: August 14, 2017	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

