Form 10-Q
period 2017-09-30
Umatrin Holding Ltd
filed 2017-11-14
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2017

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

As of November 9, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2017

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	September 30,	December 31,
	2017	2016

Assets
Current Assets
Cash and cash equivalents	$31,881	$133,269
Inventory	42,990	1,470
Prepaid tax	53,688	96,410
Deferred tax assets	10,164	9,572
Due from related parties	277,125	128,645
Total Current Assets	415,848	369,366
Land, property and equipment, net	1,362,027	1,315,659
Deposits	31,427	34,544
Total Assets	1,809,302	1,719,569

Liabilities
Current Liabilities
Term loan payable-current portion	19,676	17,912
Accounts payable and accrued expenses	127,619	121,023
Income tax payable	-	-
Other payables	245,375	87,473
Due to related parties	569,388	655,414
Total Current Liabilities	962,058	881,822
Term loan payable-long term	492,065	476,438
Total Liabilities	1,454,123	1,358,260

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 and 167,756,472 shares issued and outstanding	1,825	1,678
Additional paid in capital	3,147,206	2,842,951
Accumulated deficits	(2,709,298)	(2,427,575)
Accumulated other comprehensive loss	(131,618)	(148,725)
Total Umatrin Holding Limited Stockholders' Equity	308,115	268,329
Non-controlling interest	47,064	92,980
Total Equity	355,179	361,309
Total Liabilities and Stockholders Equity	$1,809,302	$1,719,569

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016
Sales	$324,668	$303,173	$835,300	$1,375,641
Cost of sales	20,742	111,280	93,002	277,731
Gross profit	303,926	191,893	742,298	1,097,910

Operating expenses
Selling, general & administrative expenses	359,452	343,244	945,659	1,156,437
Total operating expenses	359,452	343,244	945,659	1,156,437

Loss from operations	(55,526)	(151,351)	(203,361)	(58,527)

Other income (expenses)
Interest expense	(5,912)	(19,195)	(17,398)	(48,519)
Total other income (expenses)	(5,912)	(19,195)	(17,398)	(48,519)

Net loss before income taxes	(61,438)	(170,546)	(220,759)	(107,046)

Provision for income taxes	(111,157)	(139)	(111,157)	(33,916)

Net loss	(172,595)	(170,685)	$(331,916)	$(140,962)

Less: Net loss attributable to non-controlling interest	(22,177)	(6,060)	$(50,193)	$(11,993)

Net loss attributable to Umatrin Holding Limited	$(150,418)	$(164,625)	$(281,723)	$(128,968)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	3,935	-	21,383	-

Comprehensive loss	(168,660)	(170,685)	(310,533)	(140,962)

Comprehensive loss attributable to the non-controlling interest	(21,390)	-	(45,916)	-

Comprehensive loss attributable to Umatrin Holding Limited	$(147,270)	$(170,685)	$(264,617)	$(140,962)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	158,757,488	158,319,000	158,757,488	158,319,000

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2017	2016
Cash flows from operating activities
Net loss including noncontrolling interest	$(331,916)	$(140,962)
Adjustment to reconcile net loss from operations:
Depreciation expense	50,359	41,982
Imputed Interest expenses	-	24,252
Changes in Operating Assets and Liabilities
Inventory	(40,246)	72,302
Prepaid tax	47,295	(57,551)
Other receivables and deposits	5,103	(1,961)
Accounts payable and accrued expenses	94,545	(36,703)
Other payables	(31,740)	(46,303)
Net cash used in operating activities	(206,599)	(144,943)

Cash flows from investing activities
Purchase of property and equipment	(16,344)	(18,646)
Advances made to related parties	(15,918)	(84,813)
Net cash provided by (used in) investing activities	(32,262)	(103,459)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	265,727	-
Proceeds/(Repayment) to related party, net	(114,719)	133,812
Proceeds/(Repayments) from term loan, net	(12,810)	(21,860)
Net cash provided by financing activities	138,198	111,952

Effect of exchange rate changes	(725)	183

Net increase (decrease) in cash and cash equivalents	(101,388)	(136,267)
Cash and cash equivalents at beginning of period	133,269	174,113
Cash and cash equivalents at end of period	$31,881	$37,846
Supplemental disclosures of cash flow information
Interest paid	$-	$-
Income taxes paid	$63,862	$91,467

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2017

(UNAUDITED)

1. ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (“UMHL”) was incorporated in the state of Delaware on February 2, 2005. UMHL was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, UMHL acquired 80% of the equity interests of U Matrin Worldwide SDN. BHD. (“Umatrin”) in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato’ Sri Eu Hin Chai and Dato’ Liew Kok Hong. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL.

U Matrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. The principal activities of Umatrin is direct selling and trading on beauty and personal care products, and investment holding.

UMHL entered into a share exchange agreement with Umatrin whereas the acquisition was accounted under US GAAP as a business combination under common control with UMHL being the acquirer as both entities were owned by the same controlling shareholders. Prior to the business combination, Dato’ Sri Eu Hin Chai, through Umatrin Group Ltd., held 76% of the outstanding shares of common stock of the Company. Dato’ Sri Eu Hin Chai and Dato’ Liew Kok Hong beneficially owned 61.25% and 38.75% of Umatrin immediately prior to the closing. Accordingly, historical cost will be the basis for transfer of assets and liabilities in the business combination in accordance with ASC 805-50-30-5.

Umatrin Holding Limited and its subsidiary U Matrin Worldwide SDN. BHD. shall be referred as the “Company”.

The organization structure as follows:

Umatrin Holding Ltd. (USA)
80%
U Matrin Worldwide SDN BHD (Malaysia)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“US GAAP”).

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
September 30, 2017	4.2213	4.3453
December 31, 2016	4.4824	4.1489
September 30, 2016	4.1162	4.0795

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2017. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the periods ended September 30, 2017 and December 31, 2016 were $31,881 and $133,269 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended September 30, 2017 and 2016, respectively.

At September 30, 2017 and December 31, 2016, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2017 and 2016.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $3,418 and $0 for advertising and promotions expenses during the nine months ended September 30, 2017 and 2016, respectively.

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

In January 2017, the FASB issued ASU No. 2017-04, Simplifying the Test for Goodwill Impairment. Under the new standard, goodwill impairment would be measured as the amount by which a reporting unit’s carrying value exceeds its fair value, not to exceed the carrying value of goodwill. This ASU eliminates existing guidance that requires an entity to determine goodwill impairment by calculating the implied fair value of goodwill by hypothetically assigning the fair value of a reporting unit to all of its assets and liabilities as if that reporting unit had been acquired in a business combination. For the Company, this ASU is effective prospectively to impairment tests beginning January 1, 2020, with early adoption permitted. The Company would apply this guidance to applicable impairment tests after the adoption date.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,709,298 as of September 30, 2017 which include a loss of $331,916 for the period ended September 30, 2017.

The Company ability to generate profit in the next 12 months is uncertain given that the market in which it operates is facing an economic slowdown. Management’s plans include the raising of capital through the equity markets to fund future operations, seeking additional acquisitions, and generating profits through its business operations; however, there can be no assurances the Company will be successful in its efforts to secure additional equity financing and obtaining sufficient profit. These factors raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	September 30,	December 31,
	2017	2016
Computer and software	$20,927	$19,708
Furniture and fittings	28,899	27,215
Office equipment	42,171	39,603
Renovations and improvements	337,640	302,238
Building	883,066	831,626
Land	216,667	204,045
Total	1,529,370	1,424,436
Less: accumulated depreciation	(167,344)	(108,777)
Net	$1,362,026	$1,315,659

The depreciation expense charged to general and administrative expenses were $50,359 and $41,982 for the nine months ended September 30, 2017 and 2016, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	September 30,	December 31,
	2017	2016	Purpose
Global Bizrewards Sdn. Bhd.	$231,108	$97,939	Advance
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn Bhd)	18,315	14,055	Advance
Sportlight Academy Sdn. Bhd.	12,416	10,907	Advance
M1Elite Sdn. Bhd.	13,590	5,744	Advance
Davan Trading Sdn. Bhd.	427	-	Advance
Global Patronage Sdn. Bhd.	156	-	Advance
Netbizz Worldwide(M)Sdn.Bhd.	213	-	Advance
Asia Solar Energy (F) Sdn.Bhd	900	-	Advance
Total Due from	277,125	128,645

Due to related parties consists of the following:

	September 30,	December 31,
	2017	2016	Purpose
Dato Sri Warren Eu Hin Chai	$507,947	$606,928	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	31,134	18,179	Capital Advance, inventory purchase and rental
Total Due to	569,388	655,414

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
M1 Tech Sdn. Bhd.(fka. Fine Portal Sdn.Bhd.)	Related by common director, Dato’ Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its suppliers SKH Media Sdn. Bhd. and Creative Iconic Sdn. Bhd. The amounts of inventory purchased from these suppliers were $nil and $260,685 for the nine months ended September 30, 2017 and 2016, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $20,712 and $22,061 for the nine months ended September 30, 2017 and 2016, respectively.

The Company had recognized imputed interest expense on advances from Michael A. Zahorik, former director, in the amounts of $0 and $13,212 for the nine months ended September 30, 2017 and 2016, respectively. These amounts were recognized as interest expense and a corresponding contribution to capital.

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

The interest expense amortized for the nine months ended September 30, 2017 and 2016 were $0 and $13,212, respectively. The Company recognized total debt discount amortized of $13,608 as interest expenses from the day the notes were issued till the day the notes were converted.

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

Equity –Common Stock

The Company has 82,444,266 shares of common stock issued and outstanding as of September 30, 2017. The Company has 100,000,000 shares of common stock contracted but yet to be issued as per Form 8-K dated January 6, 2016.

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

For the nine months ended September 30, 2017 and 2016, $nil and $nil respectively, was recognized as compensation expense for stock options issued.

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

The rent expenses were $20,712 and $22,601 for the nine months ended September 30, 2017 and 2016, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for September 30, 2017.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

The outstanding balance of the term loan is $511,741, of which $19,676 is due within one operating period and classified as short term, and $492,065 is due after one operating period, and has classified as long term.

Interest expenses were $17,398 and $26,268 for the nine months ended September 30, 2017 and 2016, respectively.

	September 30,	December 31,
	2017	2016
Repayable within 1 year.	$19,676	$17,912
Repayable within 2 year	20,611	18,745
Repayable within 3 year	21,593	19,638
Repayable within 4 year	22,620	20,573
Repayable within 5 year	23,691	21,551
Repayable after 5 year	403,550	395,931
Total Due from	511,741	494,350

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

Results of Operations

The following table sets forth the results of our operations for the three and nine months ended September 30, 2017 and 2016:

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,
	2017	2016	2017	2016
Sales	$324,668	$303,173	$835,300	$1,375,641
Cost of sales	20,742	111,280	93,002	277,731
Gross profit	303,926	191,893	742,298	1,097,910
Operating expenses
Selling, general & administrative expenses	359,452	343,244	945,659	1,156,437
Total operating expenses	359,452	343,244	945,659	1,156,437

Loss from operations	(55,526)	(151,351)	(203,361)	(58,527)

Other income (expenses)
Interest expense	(5,912)	(19,195)	(17,398)	(48,519)
Total other income (expenses)	(5,912)	(19,195)	(17,398)	(48,519)

Net loss before income taxes	(61,438)	(170,546)	(220,759)	(107,046)

Provision for income taxes	(111,157)	(139)	(111,157)	(33,916)

Net loss	(172,595)	(170,685)	$(331,916)	$(140,962)

Less: Net loss attributable to non-controlling interest	(22,177)	(6,060)	$(50,193)	$(11,993)

Comparison of Results of Operations for the Three Months Ended September 30, 2017 and 2016

Sales

For the three months ended September 30, 2017, the Company generated $324,668 in revenues, which was an increase of $21,495, or 7% compared to $303,173 for the three months ended September 30, 2016. This is due to increase in sales volume for new Akero product series.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $303,926 for the three months ended September 30, 2017, which was an increase of $112,003 or 58% as compared to $191,893 for the three months ended September 30, 2016. This is due to increase in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended September 30, 2017 and 2016. Selling, general and administrative costs increased from $343,244 for the three months ended September 30, 2016 to $359,452 for the three months ended September 30, 2017.

Net income

For the three months ended September 30, 2017, the Company had $172,595 in net loss as compared to $170,685 in net loss for the three months ended September 30, 2016, which was an increase in net loss of $1,910. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison of Results of Operations for the Nine Months Ended September 30, 2017 and 2016

Sales

For the nine months ended September 30, 2017, the Company generated $835,300 in revenues, which was a decrease of $540,341, or 39% compared to $1,375,641 for the nine months ended September 30, 2016 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $742,298 for the nine months ended September 30, 2017, which was a decrease of $355,612 or 32% as compared to $1,097,910 for the nine months ended September 30, 2016 as the operating sector is currently facing economic slowdown which adversely affect the purchasing power of the consumer.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the nine months ended September 30, 2017 and 2016. Selling, general and administrative costs decreased from $1,156,437 for the nine months ended September 30, 2016 to $945,659 for the nine months ended September 30, 2017.

Net income

For the nine months ended September 30, 2017, the Company had $331,916 in net loss as compared to $140,962 in net loss for the nine months ended September 30, 2016, which was an increase in net loss of $190,954. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $31,881 and $133,269 as of September 30, 2017 and December 31, 2016, respectively.

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

The following table sets forth information about our net cash flow for the nine months ended September 30, 2017 and 2016:

	For the nine months ended
	September 30,	September 30,
	2017	2016
Net cash provided by (used in) operating activities	(206,599)	(144,943)
Net cash provided by (used in) investing activities	(32,262)	(103,459)
Net cash provided by (used in) financing activities	138,198	111,952

Operating Activities

For the nine months ended September 30, 2017 we used $206,599 in operating activities as compared to using $144,943 in operating activities during the nine months ended September 30, 2016. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the nine months ended September 30, 2017 we used $32,262 in investing activities as compared to using $103,459 in investing activities during the nine months ended September 30, 2016. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the nine months ended September 30, 2017, we generated $138,198 in financing activities as compared to generating $111,952 in financing activities during the nine months ended September 30, 2016.

During the nine months ended September 30, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $265,727, net repayment to related party of $114,719 and net repayment to term loan of $12,810.

During the nine months ended September 30, 2016, the net cash provided by financing activities resulted from net proceeds from related party of $133,812 and net repayment to term loan of $21,860.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both September 30, 2017.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $4,249) for 240 installments.

Interest expenses were $17,398 and $26,268 for the nine months ended September 30, 2017 and 2016, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of September 30, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the nine months ended September 30, 2017 and 2016 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,709,298 as of September 30, 2017 which include a loss of $331,916 for the period ended September 30, 2017. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

We believe it is helpful for investors to understand the critical accounting policies underlying our financial statements. Please refer to Note 2 of our Consolidated Financial Statements included in this quarter report for details of our critical accounting policies.

Off Balance Sheet Arrangements

As of September 30, 2017, we do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are a smaller reporting company.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the three months ended September 30, 2017, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2017.

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

UMATRIN HOLDING LIMITED

Dated: November 14, 2017	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

