Form 10-K
period 2017-12-31
Umatrin Holding Ltd
filed 2018-05-11
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2017

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

Registrant's telephone number, including area code: (866) 874-4888

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

Securities registered pursuant to Section 12(g) of the Exchange Act:

Common Stock, par value $0.00001

(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant Section 13 or 15(d) of the Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, and accelerated filer, a non-accelerated filer, or a small reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,460,653 based on 32,008,166 non-affiliates shares of common stock as of June 30, 2017.

As of May 8, 2018, the number of shares of common stock of the registrant outstanding is 182,444,266, par value $0.00001 per share.

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

On January 6, 2016, the Company acquired 80% of the equity interests of UMatrin Worldwide SDN BHD ("Umatrin") in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato' Sri Eu Hin Chai and Dato' Liew. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL. The UMHL operation office remained in Malaysia and the business market will remain focus in Asia.

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

Background of UMatrin Worldwide SDN BHD

UMatrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN BHD, was incorporated in Malaysia on July 22, 1993 ("Umatrin").

Since its incorporation until September 2014, Umatrin remained dormant. On April 26, 2013, Umatrin was awarded with a direct selling license (number AJL932015) by the Ministry of Domestic Trade and Consumer Affairs in Malaysia. However, since April 26, 2013 and until September 2014, Umatrin maintained no operation.

On July 3, 2014 and August 12, 2014, Umatrin appointed both Dato' Liew Kok Hong ("Dato' Liew") and Dato' Sri as the company's directors. Together, Dato' Liew and Dato' Sri with Dato' Ho Phooi Keow ("Dato' Ho"), the co-founder of Umatrin, decided to start the business and expand it throughout Asia as a leading Online to Offline (O2O) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct E-commerce on its I-Cloud ecosystem. As of the date of this Annual Report, both Dato’ Liew and Dato’ Ho have resigned from their positions at the Company due to respective personal reasons.

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

At the early stage of our business, our marketing teams focus on selling our products to the end-user and also introduced an Independent Dealer Program to our customer. To be qualified, the customer only needs to host a product demo and then will receive a discount on product purchases and earn additional credit for each product sold during the demo. Consequently, our customer will become our Independent Dealer. As to date, we have about 20,000 dealers selling our products.

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

Umatrin introduces the Hydrogen Antioxidant Water Purifier to produce pure and clean water for our customers. The product is manufactured by Hyundai Warcotec Co. Ltd. from Korea. This product removes water impurities using 4 types of filters:

(1) Pre-Carbon filter: The carbon filter applying the suction method of charcoal sucks and eliminates the chlorine elements generated from the treatment process for the city water, organic compounds and odors.

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

Intellectual Property

On December 31, 2015, our trademark "AKERO SECRET" was successfully registered with the Trademark Registry of Malaysia.

Licenses and agreements

We possessed 4 licenses for our products from Ministry of Health Malaysia, as listed below:

No.	Name of Cosmetic	Validity Period	Notification Number
1.	Gold Toner	Sept. 14, 2017 – Sept. 14, 2019	NOT170903447K
2.	Gold Cleanser	Sept. 14, 2017 – Sept. 14, 2019	NOT170903448K
3.	Gold Magical Cream	Sept. 14, 2017 – Sept. 14, 2019	NOT170903450K
4.	Gold Moisturizer	Sept. 14, 2017 – Sept. 14, 2019	NOT170903449K

Our manufactures, CK Harvest (M) Sdn Bhd and APB Standard Sdn Bhd, possessed three licenses for our products from Ministry of Health Malaysia, as listed below:

No.	Name of Product	Validity Period	MAL/Notification Number	License Holder
1.	AKERO BEAUTY SERUM	January 5, 2016- January 5, 2018 (1)	NOT160100852K	AKERO BEAUTY SERUM
2.	Soyme	Dec 16, 2013 – Dec 16, 2018	MAL13125036T	Soyme
3.	Jian-Mei-Nin(Unibersih)	July 30, 2015 – July 30, 2020	MAL20001394T	Jian-Mei-Nin(Unibersih)

___________

(1)	We are in the process of renewing this license.

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

Industry Trends- Anti-Aging Products Market

The global market for Anti-Aging Products is projected to exceed US$260 billion by 2022, driven by the expanding base of aging population, growing prominence of non-invasive cosmetic procedures and steady launch of high-efficacy products. The desire to look young and retain beauty and health is a major consumer psychological factor influencing growth in the market. While older women remain the primary customer base, adoption of preventive skin care regimen among women in the 20s and 30s age group to safeguard against premature aging is bringing younger consumers into the spotlight. Other major factors also influencing growth in the market include growing research in skin biology and new understanding into the regenerative potential of stem cells; emergence of probiotic skincare technology for visibly radiant and younger looking skin; innovation in anti-aging active ingredients such as hydroxypropyl tetrahydropyrantriol, salicyloyl phytosphingosine and anti-tyrosinase; and the rise of the “she-economy” comprising senior women aged over 50 with high net worth. The United States and Europe represent the largest markets worldwide. Asia-Pacific ranks as the fastest growing market with a CAGR of 6.3% over the analysis period led by factors such as aggressive retail marketing, rising health and beauty awareness, rising disposable incomes and increasing per capita spending on appearance maintenance cosmetic products among the growing base of affluent middle class population (http://www.strategyr.com/MarketResearch/Anti_Aging_Products_Market_Trends.asp)

Hence, Umatrin is moving towards developing our own brand and anti-aging products. Recently we have developed a 100% natural anti-aging skin care series products under the brand "AKERO SECRET". We have received lots of positive feedbacks on this new skin care series. GCI Magazine had reported that "In anti-aging and beauty trends, the desire for more natural ingredients is one of the fastest growing around the world. Zion Market Research has published a new report titled “Anti-Aging Market (Baby Boomer, Generation X and Generation Y), by product (Botox, Anti-Wrinkle Products, Anti-Stretch Mark Products, and Others), by Services (Anti-Pigmentation Therapy, Anti-Adult Acne Therapy, Breast Augmentation, Liposuction, Chemical Peel, Hair Restoration Treatment, and Others), by Device (Microdermabrasion, Laser Aesthetics, Anti-Cellulite Treatment and Anti-Aging Radio Frequency Devices) : Global Industry Perspective, Comprehensive Analysis, Size, Share, Growth, Segment, Trends and Forecast, 2015 – 2021”. According to the report, the global anti-aging market was valued at USD 140.3 billion in 2015, is expected to reach USD 216.52 billion in 2021 and is anticipated to grow at a CAGR of 7.5% between 2016 and 2021.

In view of the above, Umatrin does not stop right here, but aims at developing and manufacturing more anti-aging products to benefit the public enlarged. In order to achieve this, additional capital funds are required for Umatrin to venture into manufacturing industry and expanding further research and development to develop more and more quality products.

Competitive Analysis

Market Analysis

Asia is the Earth's largest and most populous continent. It comprises 30% of Earth's land area, and has historically been home to 60% of the planet's human population (roughly 4.4 billion people reside in Asia). Asia is notable for not only the overall large size, but unusually dense and large settlements as well as vast barely populated regions. Rising individual incomes and changing lifestyles drive the global beauty care products industry.

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

Research and Development

We previously invested approximately $19,500 for a third-party manufacturer to develop AKERO SECRET. We did not incur additional research and development expenses in the fiscal year ended December 31, 2017.

Employees

Umatrin's core team has served with numerous companies like E-commerce, financial sector companies and variety of internet services. The team has over five years' experiences in operating and managing E-commerce sites, brand marketing, product development and financial security. The team also has over ten years' experiences in internet performance and security and was involved in world-class networking enterprises. We currently have 29 full-time employees.

Recent Development

Pursuant to a registration statement on Form S-1 that was declared effective by the SEC on October 27, 2016 (the “Registration Statement”), we are offering for sale of a maximum of 100,000,000 shares of our common stock at a fixed price of $.02 per share. There is no minimum number of shares that must be sold by us for the offering to close. We will retain the proceeds from the sale of any of the offered shares that are sold. The offering is being conducted on a self-underwritten, best efforts basis, which means our officers will be responsible for the sale of the shares. The offering will terminate upon the earlier to occur of: (i) the sale of all 100,000,000 shares being offered, or (ii) 120 days after this registration statement was declared effective by the SEC. However, we may extend the offering for up to 120 days following the 120 days offering period. We elected to extend the offering for additional 120 days on February 6, 2017. As of December 31, 2017, we issued 24,125,166 shares of common stock that are subject to the Registration Statement and received proceeds of $482,503.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

We own the following building:

Location	Area (square meters)	Certificate No.	Encumbrance

No. 32, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000 Kuala Lumpur	178.4	Parcel of land held under PM8479	Leasehold property with its lease term expiring on May 4, 2110.

We lease the following building from SKH Media Sdn. Bhd. (the "Lessor"). Set forth in the following table is the information of such lease:

Location	Registered Owner of Land	Area (square meters)	Term and Expiration	Rent	Certificate No.	Encumbrance

No. 22-01, Binjai 8, Premium SOHO, No.2, Lorong Binjai 50450 Kuala Lumpur	SKH Media Sdn. Bhd.	131	Monthly	MYR10,000.00	-	-

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “UMHL”. As of May 8, 2018, the closing price for our common stock was $0.0258 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low

Fiscal Year Ended December 31, 2018
First Quarter	$0.06	$0.0258

Fiscal Year Ended December 31, 2017
First Quarter	$0.21	$0.0714
Second Quarter	$0.1500	$0.0002
Third Quarter	$0.1000	$0.0250
Fourth Quarter	$0.0600	$0.0120

Fiscal Year Ended December 31, 2016
First Quarter	$0.1135	$0.0001
Second Quarter	$0.1147	$0.05
Third Quarter	$0.084	$0.06
Fourth Quarter	$0.15	$0.03

Holders

As of May 8, 2018, there are approximately 201 shareholders of record of our common stock.

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

Recent Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2017, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Equity Compensation Plan Information

The following table sets forth certain information as of December 31, 2017, with respect to compensation plans under which our equity securities are authorized for issuance:

	(a)	(b)	(c)
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	-	$-	-

Equity compensation plans not approved by security holders	-	-	-

Total	-	$-	-

Item 6. Selected Financial Data.

Smaller reporting companies are not required to provide the information required by this item.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") contains certain "forward-looking statements”. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as "believes", "anticipates", "intends" or "expects". These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this report.

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

Results of Operations - Comparison for the years ended December 31, 2017 and 2016

Sales

For the year ended December 31, 2017, the Company generated $1,031,621 in revenues, which has a decrease of $489,969, or 32% compared to the year ended December 31, 2016. This is due to decrease in sales volume for Akero product series.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $906,113 for the year ended December 31, 2017, which has a decrease of $305,908 or 25% compared to the year ended December 31, 2016. This is due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the year ended December 31, 2017 and 2016. Selling, general and administrative costs increased from $1,403,376 for the year ended December 31, 2016 to $1,499,324 for the year ended December 31, 2017. The increase is due to increase in operating cost such as salaries and wages.

Net income

For the year ended December 31, 2017, the Company had $728,261 in net loss as compared to $227,447 in net loss for the year ended December 31, 2016, which was an increase in net loss of $500,814. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $73,093 and $133,269 as of December 31, 2017 and December 31, 2016, respectively.

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

The following table sets forth information about our net cash flow for the year ended December 31, 2017 and 2016:

	For the periods ended
	December 31,	December 31,
	2017	2016
Net cash provided by (used in) operating activities	(348,393)	(182,809)
Net cash provided by (used in) investing activities	(53,980)	(65,291)
Net cash provided by (used in) financing activities	226,269	174,227

Operating Activities

For the year ended December 31, 2017 we used $348,393 in operating activities as compared to using $182,809 in operating activities during the year ended December 31, 2016. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the year ended December 31, 2017 we used $53,980 in investing activities as compared to using $65,291 in investing activities during the year ended December 31, 2016. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the year ended December 31, 2017, we generated $226,269 in financing activities as compared to generating $174,277 in financing activities during the year ended December 31, 2016.

During the year ended December 31, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $293,757, net repayment to related party of $49,682 and net repayment to term loan of $17,806.

During the year ended December 31, 2016, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $188,748, net proceeds from related party of $2,834 and net repayment to term loan of $17,305.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both December 31, 2017.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $4,249) for 240 installments.

Interest expenses were $22,675 and $25,323 for the year ended December 31, 2017 and 2016, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of December 31, 2017 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the year ended December 31, 2017 and 2016 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,038,346 as of December 31, 2017 which include a loss of $728,261 for the year ended December 31, 2017. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Please refer to Note 2 of our Consolidated Financial Statements included in the financial statements for the year ended December 31, 2017 for details of our critical accounting policies.

Off Balance Sheet Arrangements

We do not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, sales or expenses, results of operations, liquidity or capital expenditures, or capital resources that are material to an investment in our securities.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Smaller reporting companies are not required to provide the information required by this item.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Umatrin Holding Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Umatrin Holding Limited (the Company) as of December 31, 2017 and 2016, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the two-year period ended December 31, 2017, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2017 and 2016, the Company had working capital deficits, and during those years the ended, it had incurred substantial losses. These facts raised substantial doubt on the Company’s ability to continue as going concern as of December 31, 2016, and that doubt remained during the year ended December 31, 2017. During the year, the Company maintained solvency through raising capital through the issuances of new shares and related parties' advances. Management’s plan to address to this matter is described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

May 10, 2018

We have served as the Company’s auditor since December 31, 2016.

Item 8. Financial Statements and Supplementary Data.

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2017	2016

Assets
Current Assets
Cash and cash equivalents	$73,093	$133,269
Inventory	21,231	1,470
Prepaid tax	78,656	96,410
Deferred tax assets	10,575	9,572
Due from related parties	309,559	128,645
Total Current Assets	493,114	369,366
Land, property and equipment, net	1,182,078	1,315,659
Deposits	22,408	34,544
Total Assets	1,697,600	1,719,569

Liabilities
Current Liabilities
Term loan payable-current portion	20,709	17,912
Accounts payable and accrued expenses	157,459	121,023
Other payables	230,848	87,473
Due to related parties	841,384	655,414
Total Current Liabilities	1,250,400	881,822
Term loan payable-long term	506,571	476,438
Total Liabilities	1,756,971	1,358,260

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 and 167,756,472 shares issued and outstanding	1,825	1,678
Additional paid in capital	3,136,561	2,842,951
Accumulated deficits	(3,038,346)	(2,427,575)
Accumulated other comprehensive loss	(137,666)	(148,725)
Total Umatrin Holding Limited Stockholders' Equity	(37,626)	268,329
Non-controlling interest	(21,745)	92,980
Total Equity	(59,371)	361,309
Total Liabilities and Stockholders Equity	$1,697,600	$1,719,569

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,	December 31,
	2017	2016
Sales, net	$1,031,621	$1,521,590
Cost of sales	125,508	309,569
Gross profit	906,113	1,212,021

Operating expenses
Selling, general & administrative expenses	1,499,324	1,403,376
Total operating expenses	1,499,324	1,403,376

Loss from operations	(593,211)	(191,355)

Other income (expenses)
Interest expense	(22,675)	(25,323)
Total other income (expenses)	(22,675)	(25,323)

Net loss before income taxes	(615,886)	(216,678)

Provision for income taxes	(112,375)	(10,769)

Net loss	$(728,261)	$(227,447)

Less: Net loss attributable to non-controlling interest	$(117,490)	$(7,647)

Net loss attributable to Umatrin Holding Limited	$(610,771)	$(219,800)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	13,825	(19,076)

Comprehensive loss	(714,437)	(246,523)

Comprehensive loss attributable to the non-controlling interest	(114,725)	(11,463)

Comprehensive loss attributable to Umatrin Holding Limited	$(599,712)	$(235,060)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	177,548,335	159,105,548

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2017	2016
Cash flows from operating activities
Net loss including noncontrolling interest	$(728,261)	$(227,447)
Adjustment to reconcile net loss from operations:
Depreciation expense	67,995	70,060
Inventory written off	-	18,109
Receivables written off	-	6,404
Changes in Operating Assets and Liabilities
Inventory	(18,508)	72,376
Prepaid tax	26,293	(105,650)
Other receivables and deposits	14,873	3,237
Accounts payable and accrued expenses	123,018	(18,756)
Other payables	166,197	(1,142)
Net cash used in operating activities	(348,393)	(182,809)

Cash flows from investing activities
Purchase of property and equipment	(16,523)	(18,335)
Advances made to related parties	(37,457)	(46,956)
Net cash provided by (used in) investing activities	(53,980)	(65,291)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	293,757	188,748
Proceeds/(Repayment) to related party, net	(49,682)	2,834
Proceeds/(Repayments) from term loan, net	(17,806)	(17,305)
Net cash provided by financing activities	226,269	174,277

Effect of exchange rate changes	115,929	32,979

Net increase (decrease) in cash and cash equivalents	(60,176)	(40,844)
Cash and cash equivalents at beginning of period	133,269	174,113
Cash and cash equivalents at end of period	$73,093	$133,269

Supplemental disclosures of cash flow information
Interest paid	$22,675	$25,323
Income taxes paid	$86,082	$116,419

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS' EQUITY

For the Years Ended December 31, 2017 and 2016

	Umatrin Holding Limitd Shareholders'
					Accumulated
			Additional	Retained	Other
	Common Stock, $0.00001		Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2015	158,319,100	$1,583	$2,654,298	$(2,207,775)	$(133,464)	$104,443	$419,085
Proceeds from issuance of common stock	9,437,372	95	188,653				188,748
Net income (loss)				(219,800)		(7,647)	(227,447)
Cumulative translation adjustment					(15,261)	(3,816)	(19,077)
Balance, December 31, 2016	167,756,472	$1,678	$2,842,951	$(2,427,575)	$(148,725)	$92,980	$361,309
Issuance of common stock for cash	14,687,794	147	293,610				293,757
Net income (loss)				(610,771)		(117,490)	(728,261)
Cumulative translation adjustment					11,059	2,765	13,825
Balance, December 31, 2017	182,444,266	$1,825	$3,136,561	$(3,038,346)	$(137,666)	$(21,745)	$(59,371)

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2017

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
December 31, 2017	4.0573	4.2982
December 31, 2016	4.4824	4.1489

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2017. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the year ended December 31, 2017 and December 31, 2016 were $73,093 and $133,269 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $6,404 for the year ended December 31, 2017 and 2016, respectively.

At December 31, 2017 and December 31, 2016, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the year ended December 31, 2017 and 2016.

Revenue Recognition

The Company generally recognizes product sales revenue when the significant risks and rewards of ownership have been transferred pursuant to Malaysia law, including such factors as when persuasive evidence of an arrangement exists, delivery has occurred, the sales price is fixed or determinable, sales and value added tax laws have been complied with, and collectability is reasonably assured. The Company estimates potential returns and records such estimates against its gross revenue to arrive at its reported net sales revenue.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $3,490 and $0 for advertising and promotions expenses during the year ended December 31, 2017 and 2016, respectively.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficits of $3,038,346 and $2,427,575 as of December 31, 2017 and 2016, respectively are derived from losses of $728,261 and $227,447 for the years ended December 31, 2017 and 2016.

The Company’s ability to generate profit in the next 12 months is uncertain given that the demand for the Company’s products has been weak. Management plans to raise additional capital through the issuance of new shares to the equity markets and to borrow from related parties. As of December 31, 2016 , there was substantial doubt on the Company’s ability to continue as going concern, during the year ended December 31, 2017, the Company had not alleviated that doubt, and as of the date this report, substantial doubt as to the Company’s ability continue as going concern still exists.

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	December 31,	December 31,
	2017	2016
Computer and software	$21,773	$19,708
Furniture and fittings	30,067	27,215
Office equipment	43,876	39,603
Renovations and improvements	351,285	302,238
Building	918,754	831,626
Land	225,423	204,045
Total	1,591,178	1,424,436
Less: accumulated depreciation	(409,100)	(108,777)
Net	$1,182,078	$1,315,659

The depreciation expense charged to general and administrative expenses were $67,995 and $70,060 for the year ended December 31, 2017 and 2016, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	December 31,	December 31,
	2017	2016	Purpose
Global Bizrewards Sdn. Bhd.	$261,891	$97,939	Advance
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn Bhd)	20,252	14,055	Advance
Sportlight Academy Sdn. Bhd.	12,917	10,907	Advance
M1Elite Sdn. Bhd.	14,499	5,744	Advance
Total Due from	309,559	128,645

Due to related parties consists of the following:

	December 31,	December 31,
	2017	2016	Purpose
Dato Sri Warren Eu Hin Chai	$763,882	$606,928	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	47,195	18,179	Capital Advance, inventory purchase and rental
Total Due to	841,384	655,414

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
M1 Tech Sdn. Bhd.(fka. Fine Portal Sdn.Bhd.)	Related by common director, Dato’ Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its supplier SKH Media Sdn. Bhd. The amounts of inventory purchased from these suppliers were $nil and $250,626 for the year ended December 31, 2017 and 2016, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $27,918 and $28,923 for the year ended December 31, 2017 and 2016, respectively.

6. STOCKHOLDERS’ EQUITY

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

Equity – Common Stock

The Company has 182,444,266 and 167,756,472 shares of common stock issued and outstanding as of December 31, 2017 and 2016, respectively.

On December 30, 2016, the Company issued 480,000 shares at $0.02 a share and totaling $9,600. On January 12, 2017, the Company issued 8,957,372 shares at $0.02 a share and totaling $179,148. On May 8, 2017, the Company issued 14,687,794 shares at $0.02 a share and totaling $293,757.

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

For the year ended December 31, 2017 and 2016, $nil and $nil respectively, was recognized as compensation expense for stock options issued.

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

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $27,918 and $28,923 for the year ended December 31, 2017 and 2016, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $61,617). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

8. TERM LOAN

On December 23, 2014, MYR2,300,000 (approximately $657,507) term loan was granted to the Company for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for December 31, 2017.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

The outstanding balance of the term loan is $527,280, of which $20,709 is due within one operating period and classified as short term, and $506,571 is due after one operating period, and has classified as long term.

Interest expenses were $22,675 and $25,323 for the year ended December 31, 2017 and 2016, respectively.

	December 31,	December 31,
	2017	2016
Repayable within 1 year	$20,709	$17,912
Repayable within 2 year	21,695	18,745
Repayable within 3 year	22,728	19,638
Repayable within 4 year	23,808	20,573
Repayable within 5 year	24,932	21,551
Repayable after 5 year	413,408	395,931
Total Due from	527,280	494,350

9. PROVISION FOR TAXES

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

As of December 31, 2017, UMHL has accumulated net operating losses of $3,038,346 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the year ended
	December 31,	December 31,
	2017	2016
Net loss before income taxes	(140,813)	(189,210)

Tax expenses (benefit) at the statutory tax rate	(46,468)	(64,331)
Tax effect of:
Valuation allowance	46,468	64,331
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2017	2016
Deferred tax asset
Net operating losses carry forwards	441,899	395,431

Valuation allowance	(441,899)	(395,431)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 18% (2016 : 20%) for the first MYR500,000 ($123,235) taxable income and 24% (2016 : 25%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the year ended
	December 31,	December 31,
	2017	2016
Net loss before income taxes	(475,073)	(27,468)

Tax expenses (benefit) at the statutory tax rate	(85,513)	(5,497)

Tax effects of:
Expenses not currently deductible	197,888	-
Under accrual taxes in prior	-	11,237
Valuation allowance	-	5,029
Income tax expense (benefit)	112,375	10,769

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2017	2016
Deferred tax asset
Expenses not currently deductible	10,575	9,572
Valuation allowance	-	-
Deferred tax assets, net	10,575	9,572

The Company has prepaid income tax of $78,656 and $96,410 as of December 31, 2017 and 2016, respectively.

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

As of December 31, 2017, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission ("COSO-2013 framework") and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title

Dato' Sri Warren Eu Hin Chai	40	President, CEO, CFO, Director
Dato' Dr. William Lee Wun Loong	43	Vice President, Director
Dato' Osmanthus Ang Kui Hwa	60	Director
Teoh Bi Shan	32	Director
Teng Ling Ching	37	Director

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

Dato' Sri Warren Eu Hin Chai, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

During the past five years and to date, Dato’ Sri Warren Eu is the director for SKH Media, Global Bizrewards, Hipland Realty and UMatrin Worldwide, as well as Vice President and Director of Umatrin Holding Limited. He has led SKH Media into a company specialized in marketing communications. He had used his insights, experience, expertise, creativity, environment knowledge and business sense to helped SKH Media’s clients to compete successfully in marketing strategy, advertising every form of marketing communication and in monitoring progress to increase their profits in a sustainable way. He has introduced loyalty programme marketing via Global Bizrewards to boost the participated merchant brand and at the same time benefited the consumers. He has also ventured himself into property and hotel industry via Hipland Realty. In view of his extensive knowledge in various industries, he is the best candidate to be appointed as the President, Chairman of the Board, Director, CEO, and CFO to lead the Company to success.

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

Code of Ethics

We have not adopted a Code of Ethics applicable to our Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our current executive officer, for the years ended December 31, 2016 and 2017.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)

Dato' Sri Warren Eu Hin Chai,	2017	$-	-	-	-	-	-	-	-
CEO, CFO & Director	2016	$-	-	-	-	-	-	-	-

Dato' Dr. William Lee Wun Loong	2017	$-	-	-	-	-	-	-	-
Vice President & Director (1)	2016	$-	-	-	-	-	-	-	-

________________

(1)	Dato’ Dr. William Lee Wun Loong was appointed as our Vice President on January 2, 2017 and therefore did not receive any compensation during the fiscal years ended December 31, 2016.

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

Compensation of Directors

The following is a summary of the compensation we paid to the Directors of UMHL, for the years ended December 31, 2017 and 2016:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dato' Sri Warren Eu Hin Chai	2017	41,878	-	-	-	-	-	-	41,878
	2016	107,258	-	-	-	-	-	-	107,258

Dato' Dr. William Lee Wun Loong (2)	2017	27,918	-	-	-	-	-	-	27,918
	2016	-	-	-	-	-	-	-	-

Dato' Osmanthus Ang Kui Hwa	2017	13,959	-	-	-	-	-	-	13,959
	2016	14,462	-	-	-	-	-	-	14,462

Teoh Bi Shan	2017	31,641	-	-	-	-	-	-	31,641
	2016	28,924	-	-	-	-	-	-	28,924

Teng Ling Ching	2017	29,800	-	-	-	-	-	-	29,800
	2016	26,031	-	-	-	-	-	-	26,031

________________

(1)	Dato' Dr. William Lee Wun Loong was appointed as a Director of the Company on January 2, 2017 and therefore did not receive any compensation for the fiscal years ended December 31, 2016.

As of the date of this report, we have no formal or informal arrangements or agreements to compensate our directors for services they provide as directors.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dato' Sri Warren Eu Hin Chai (2)	110,003,710	60.29%
Dato' Dr. William Lee Wun Loong	27,414,100	15.03%

All Executives and Directors as a group (1 person)	137,417,810	75.32%

Other 5% shareholders:
Umatrin Group Ltd. (2)	10,003,710	5.48%

________________

(1)	Based on 182,444,266 shares of common stock outstanding as of May 8, 2018.
(2)

Including 100,000,000 shares held directly and 10,003,710 shares held indirectly through Umatrin Group Ltd. Principal office of Umatrin Group Ltd. is located at 24 Lesperance Complex Providence Industrial Estate, Maha T2 0000. Dato' Sri Warren Eu Hin Chai, our CEO, CFO and director, is the sole stockholder of Umatrin Group Ltd. Through his position as the sole stockholder in Umatrin Group Ltd, Dato' Sri has the sole voting and dispositive power to in the shares held by Umatrin Group Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due from related parties consists of the following:

	December 31,	December 31,
	2017	2016	Purpose
Global Bizrewards Sdn. Bhd.	$261,891	$97,939	Advance
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn Bhd)	20,252	14,055	Advance
Sportlight Academy Sdn. Bhd.	12,917	10,907	Advance
M1Elite Sdn. Bhd.	14,499	5,744	Advance
Total Due from	309,559	128,645

Due to related parties consists of the following:

	December 31,	December 31,
	2017	2016	Purpose
Dato Sri Warren Eu Hin Chai	$763,882	$606,928	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	47,195	18,179	Capital Advance, inventory purchase and rental
Total Due to	841,384	655,414

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn.Bhd.)	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties were unsecured, non-interest bearing, and due on demand.

The Company purchased its inventory from its supplier SKH Media Sdn. Bhd. The amounts of inventory purchased from these suppliers were $nil and $250,626 for the year ended December 31, 2017 and 2016, respectively.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $27,918 and $28,923 for the year ended December 31, 2017 and 2016, respectively.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountant for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2017	2016
Audit Fees	$30,000	$37,228
Audit Related Fees	0	0
Tax Fees	3,000	2,000
All Other Fees	0	0

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits

Exhibits #	Title

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated June 3, 2008 (2)
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 16, 2015 (3)
3.4	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 28, 2015 (3)
3.5	Bylaws (2)
10.1	Share Exchange Agreement, dated January 6, 2016, by and among Dato' Sri Warren Eu Hin Chai, Dato' Liew Kok Hong, the Company, and UMATRIN WORLDWIDE SDN BHD. (3)
10.2	Term Loan Agreement, dated December 23, 2014, by and between RHB Bank Berhad and UMATRIN WORLDWIDE SDN BHD. (3)
10.3	Sale and Purchase Agreement, dated November 12, 2014, by and between Mega Panorama Sdn Bhd. and UMATRIN WORLDWIDE SDN BHD. (3)
21.1	List of Subsidiaries (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
(1)	Incorporated by reference to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 8, 2005.
(2)	Incorporated by reference to the Company's Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 29, 2008.
(3)	Incorporated by reference to the Company's Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: May 10, 2018	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dato' Sri Warren Eu Hin Chai	President, Chief Executive Officer, Chief Financial Officer, and	May 10, 2018
Dato' Sri Warren Eu Hin Chai	Director

/s/ Dato' Dr. William Lee	Vice President and Director	May 10, 2018
Dato' Dr. William Lee Wun Loong

/s/ Dato' Osmanthus Ang Kui Hwa	Director	May 10, 2018
Dato' Osmanthus Ang Kui Hwa

/s/ Teoh Bi Shan	Director	May 10, 2018
Teoh Bi Shan

/s/ Teng Ling Ching	Director	May 10, 2018
Teng Ling Ching

