Form 10-Q
period 2018-03-31
Umatrin Holding Ltd
filed 2018-06-18
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2018

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

As of June 12, 2018, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	March 31,	December 31,
	2018	2017

Assets
Current Assets
Cash and cash equivalents	$52,437	$73,093
Inventory	27,744	21,231
Prepaid tax	105,986	78,656
Deferred tax assets	11,114	10,575
Due from related parties	352,747	309,559
Total Current Assets	550,028	493,114
Land, property and equipment, net	1,223,238	1,182,078
Deposits	21,609	22,408
Total Assets	1,794,875	1,697,600

Liabilities
Current Liabilities
Term loan payable-current portion	22,020	20,709
Accounts payable and accrued expenses	157,046	157,459
Other payables	247,479	230,848
Due to related parties	984,808	841,384
Total Current Liabilities	1,411,353	1,250,400
Term loan payable-long term	527,242	506,571
Total Liabilities	1,938,595	1,756,971

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(3,100,458)	(3,038,346)
Accumulated other comprehensive loss	(143,134)	(137,666)
Total Umatrin Holding Limited Stockholders' Equity	(105,206)	(37,626)
Non-controlling interest	(38,514)	(21,745)
Total Equity	(143,720)	(59,371)
Total Liabilities and Stockholders Equity	$1,794,875	$1,697,600

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017

Sales	$73,258	$142,937
Cost of sales	9,377	17,705
Gross profit	63,881	125,232

Operating expenses
Selling, general & administrative expenses	135,025	275,989
Total operating expenses	135,025	275,989

Loss from operations	(71,144)	(150,757)

Other income (expenses)
Interest expense	(6,370)	(5,670)
Total other income (expenses)	(6,370)	(5,670)

Net loss before income taxes	(77,514)	(156,427)

Provision for income taxes	-	-

Net loss	$(77,514)	$(156,427)

Less: Net loss attributable to non-controlling interest	$(15,402)	$(25,523)

Net loss attributable to Umatrin Holding Limited	$(62,112)	$(130,904)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	6,989	6,034

Comprehensive loss	(70,525)	(150,393)

Comprehensive loss attributable to the non-controlling interest	(14,004)	(24,317)

Comprehensive loss attributable to Umatrin Holding Limited	$(56,521)	$(126,076)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	182,444,266	158,757,488

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2018	2017
Cash flows from operating activities
Net loss including noncontrolling interest	$(77,514)	$(156,427)
Adjustment to reconcile net loss from operations:
Depreciation expense	18,865	18,957
Changes in Operating Assets and Liabilities
Inventory	(5,341)	(10,810)
Prepaid tax	(22,932)	(20,811)
Other receivables and deposits	1,911	19,068
Accounts payable and accrued expenses	(2,278)	90,639
Other payables	124,936	(814)
Net cash used in operating activities	37,648	(60,198)

Cash flows from investing activities
Purchase of property and equipment	-	(10,309)
Advances made to related parties	(26,929)	(19,288)
Net cash provided by (used in) investing activities	(26,929)	(29,597)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	-	84,587
Proceeds/(Repayment) to related party, net	(83,240)	(74,815)
Proceeds/(Repayments) from term loan, net	(4,852)	(4,175)
Net cash provided by financing activities	(88,092)	5,597

Effect of exchange rate changes	56,716	(7,031)

Net increase (decrease) in cash and cash equivalents	(20,655)	(91,229)
Cash and cash equivalents at beginning of period	73,093	133,269
Cash and cash equivalents at end of period	$52,437	$42,040

Supplemental disclosures of cash flow information
Interest paid	$6,370	$5,670
Income taxes paid	$22,932	$20,811

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2018

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2017, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2017.

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
March 31, 2018	3.8602	3.9247
December 31, 2017	4.0573	4.2982
March 31, 2017	4.4176	4.4447

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2018. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended March 31, 2018 and December 31, 2017 were $52,437 and $73,093 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended March 31, 2018 and 2017, respectively.

At March 31, 2018 and December 31, 2017, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2018 and 2017.

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). ASU 2014-09 supersedes the revenue recognition requirements under Topic 605, Revenue Recognition, and most industry-specific guidance throughout the Industry Topics of the ASC. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which an entity expects to be entitled in exchange for those goods or services. Under the new guidance, an entity is required to perform the following five steps: (1) identify the contract(s) with a customer; (2) identify the performance obligations in the contract; (3) determine the transaction price; (4) allocate the transaction price to the performance obligations in the contract, and (5) recognize revenue when (or as) the entity satisfies a performance obligation. The new guidance will significantly enhance comparability of revenue recognition practices across entities, industries, jurisdictions and capital markets. Additionally, the guidance requires improved disclosures as to the nature, amount, timing and uncertainty of revenue that is recognized. In May 2016, the FASB issued ASU No. 2016-12, Revenue from Contracts with Customers (Topic 606)—Narrow-Scope Improvements and Practical Expedients. This ASU clarified guidance on assessing collectability, presenting sales tax, measuring noncash consideration, and certain transition matters.

The Company adopted ASU No. 2014-09 and related standards (collectively, Accounting Standards Codification (ASC) 606, Revenue from Contracts with Customers) on January 1, 2018 by applying the full retrospective transition method. The Company has determined that there are no material changes to the recognition, timing and classification of revenues and expenses; additionally, the adoption of ASU 2014-09 did not have a significant impact to pretax income upon adoption or on the consolidated financial statement disclosures.

The Company estimates potential returns and records such estimates against it gross revenue to arrive at its reported net sales revenues.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $3,579 for advertising and promotions expenses during the three months ended March 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. The standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The adoption of this ASU did not have an impact on the consolidated results of operations and financial condition.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The adoption of this ASU and related standards did not have a significant impact on the consolidated results of operations and financial conditions. The adoption of this ASU and related standards did not have a significant impact on the Company’s consolidated results of operations and financial conditions.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,100,458 and $3,038,346 as of March 31, 2018 and December 31, 2017 which include a loss of $77,514 and $728,261 for the period ended March 31, 2018 and year ended December 31, 2017.

The Company’s ability to generate profit in the next 12 months is uncertain given that the demand for the Company’s products has been weak. Management plans to raise additional capital through the issuance of new shares to the equity markets and to borrow from related parties. As of March 31, 2018, there was substantial doubt on the Company’s ability to continue as going concern, during the period ended March 31, 2018, the Company had not alleviated that doubt, and as of the date of this report, substantial doubts as to the Company’s ability continue as going concern still exists.

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	March 31,	December 31,
	2018	2017
Computer and software	$22,884	$21,773
Furniture and fittings	31,601	30,067
Office equipment	46,115	43,876
Renovations and improvements	369,217	351,285
Building	965,654	918,754
Land	236,930	225,423
Total	1,672,401	1,591,178
Less: accumulated depreciation	(449,163)	(409,100)
Net	$1,223,238	$1,182,078

The depreciation expense charged to general and administrative expenses were $18,865 and $18,957 for the three months ended March 31, 2018 and 2017, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	March 31,	December 31,
	2018	2017	Purpose
Global Bizrewards Sdn. Bhd.	$297,811	$261,891	Advance
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn Bhd)	25,720	20,252	Advance
Sportlight Academy Sdn. Bhd.	13,577	12,917	Advance
M1Elite Sdn. Bhd.	15,639	14,499	Advance
Total Due from	352,747	309,559

Due to related parties consists of the following:

	March 31,	December 31,
	2018	2017	Purpose
Dato Sri Warren Eu Hin Chai	$891,996	$763,882	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	62,505	47,195	Capital Advance and rental
Total Due to	984,808	841,384

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.(fka. Fine Portal Sdn.Bhd.)	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $7,644 and $6,750 for the three months ended March 31, 2018 and 2017, respectively.

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

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of March 31, 2018.

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

For the period ended March 31, 2018 and 2017, $nil and $nil respectively, was recognized as compensation expense for stock options issued.

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

The rent expenses were $7,644 and $6,750 for the three months ended March 31, 2018 and 2017, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $64,763). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for March 31, 2018.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

The outstanding balance of the term loan is $549,262, of which $22,020 is due within one operating period and classified as short term, and $527,242 is due after one operating period, and has classified as long term for the period ended March 31, 2018.

Interest expenses were $6,370 and $5,670 for the three months ended March 31, 2018 and 2017, respectively.

	March 31,	December 31,
	2018	2017
Repayable within 1 year.	$22,020	$20,709
Repayable within 2 year	23,070	21,695
Repayable within 3 year	24,168	22,728
Repayable within 4 year	25,316	23,808
Repayable within 5 year	26,503	24,932
Repayable after 5 year	428,185	413,408
Total Due from	549,262	527,280

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

On December 22, 2017, the President of the United States signed into law the Tax Cuts and Jobs Act (“Tax Reform Act”). The legislation significantly changes U.S. tax law by, among other things, lowering corporate income tax rates, implementing a territorial tax system and imposing a transition tax on deemed repatriated earnings of foreign subsidiaries. The Tax Reform Act permanently reduces the U.S. corporate income tax rate from a maximum of 35% to a flat 21% rate, effective January 1, 2018. As a result of the reduction in the U.S. corporate income tax rate from 34% to 21% under the Tax Reform Act, the Company revalued its ending net deferred tax assets. In addition, net operating losses (NOL) arising after December 31, 2017 can be carryforward indefinitely while limiting the NOL deduction for a given year to 80% of taxable income.

As of March 31, 2018, UMHL has accumulated net operating losses of $3,121,772 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2018	2017
Net loss before income taxes	(106)	(28,810)

Tax expenses (benefit) at the statutory tax rate	-	-
Tax effect of:
Valuation allowance	106	28,810
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2018	2017
Deferred tax asset
Net operating losses carry forwards	442,403	441,899

Valuation allowance	(442,403)	(441,899)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 18% (2017: 18%) for the first MYR500,000 ($127,399) taxable income and 24% (2017: 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2018	2017
Net loss before income taxes	(77,010)	(127,617)

Tax expenses (benefit) at the statutory tax rate	(13,862)	(22,971)

Tax effects of:
Expenses not currently deductible	-	-
Under accrual taxes in prior	-	-
Valuation allowance	13,862	22,971
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2018	2017
Deferred tax asset
Expenses not currently deductible	11,114	10,575
Valuation allowance	-	-
Deferred tax assets, net	11,114	10,575

The Company has prepaid income tax of $105,986 and $78,656 as of March 31, 2018 and December 31, 2017, respectively.

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

Results of Operations - Comparison for the three months ended March 31, 2018 and 2017

Sales

For the three months ended March 31, 2018, the Company generated $73,258 in revenues, which has a decrease of $69,679, or 49% compared to the three months ended March 31, 2017. This is due to decrease in sales volume for Akero product series.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $63,881 for the three months ended March 31, 2018, which has a decrease of $61,351 or 49% compared to the three months ended March 31, 2017. This is due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended March 31, 2018 and 2017. Selling, general and administrative costs decreased from $275,989 for the three months ended March 31, 2017 to $135,025 for the three months ended March 31, 2018. The decrease is due to decrease in operating cost such as salaries and wages.

Net loss

For the three months ended March 31, 2018, the Company had $77,514 in net loss as compared to $156,427 in net loss for the three months ended March 31, 2017, which was a decrease in net loss of $78,913. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $52,437 and $73,093 as of March 31, 2018 and December 31, 2017, respectively.

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

The following table sets forth information about our net cash flow for the three months ended March 31, 2018 and 2017:

	For the three months ended
	March 31,	March 31,
	2018	2017
Net cash provided by (used in) operating activities	37,648	(60,198)
Net cash provided by (used in) investing activities	(26,929)	(29,597)
Net cash provided by (used in) financing activities	(88,092)	5,597

Operating Activities

For the three months ended March 31, 2018 we generated $37,648 in operating activities as compared to using $60,198 in operating activities during the three months ended March 31, 2017. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the three months ended March 31, 2018 we used $26,929 in investing activities as compared to using $29,597 in investing activities during the three months ended March 31, 2017. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the three months ended March 31, 2018, we used $88,092 in financing activities as compared to generating $5,597 in financing activities during the three months ended March 31, 2017.

During the three months ended March 31, 2018, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $nil, net repayment to related party of $83,240 and net repayment to term loan of $4,852.

During the three months ended March 31, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $84,587, net repayment to related party of $74,815 and net repayment to term loan of $4,175.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both March 31, 2018 and December 31, 2017.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $4,249) for 240 installments.

Interest expenses were $6,370 and $5,670 for the three months ended March 31, 2018 and 2017, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of March 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the three months ended March 31, 2018 and 2017 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,100,458 as of March 31, 2018 which include a loss of $77,514 for the three months ended March 31, 2018. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the three months ended March 31, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended March 31, 2018.

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

____________

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMATRIN HOLDING LIMITED

Dated: June 18, 2018	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

