Form 10-Q
period 2018-06-30
Umatrin Holding Ltd
filed 2018-08-17
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2018

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

As of August 14, 2018, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2018	2017
Assets	(Unaudited)	(Audited)
Current Assets
Cash and cash equivalents	$42,769	$73,093
Inventory	26,506	21,231
Prepaid tax	108,830	78,656
Deferred tax assets	10,633	10,575
Due from related parties	352,840	309,559
Total Current Assets	541,578	493,114
Land, property and equipment, net	1,151,903	1,182,078
Deposits	20,673	22,408
Total Assets	1,714,154	1,697,600

Liabilities
Current Liabilities
Term loan payable-current portion	21,313	20,709
Accounts payable and accrued expenses	128,317	157,459
Other payables	219,198	230,848
Due to related parties	1,054,153	841,384
Total Current Liabilities	1,420,835	1,250,400
Term loan payable-long term	499,295	506,571
Total Liabilities	1,920,130	1,756,971

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(3,161,674)	(3,038,346)
Accumulated other comprehensive loss	(135,370)	(137,666)
Total Umatrin Holding Limited Stockholders' Equity	(156,512)	(37,626)
Non-controlling interest	(49,464)	(21,745)
Total Equity	(205,976)	(59,371)
Total Liabilities and Equity	$1,714,154	$1,697,600

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017
Sales	$71,955	$367,695	$145,213	$510,632
Cost of sales	8,988	86,388	18,365	104,095
Gross profit	62,967	281,307	126,848	406,537

Operating expenses
Selling, general & administrative expenses	130,742	310,218	265,767	586,207
Total operating expenses	130,742	310,218	265,767	586,207

Loss from operations	(67,775)	(28,911)	(138,919)	(179,670)

Other income (expenses)
Interest expense	(6,333)	(5,816)	(12,703)	(11,486)
Total other income (expenses)	(6,333)	(5,816)	(12,703)	(11,486)

Net loss before income taxes	(74,108)	(34,727)	(151,622)	(191,156)

Provision for income taxes	-	-	-	-

Net loss	(74,108)	(34,727)	$(151,622)	$(191,156)

Less: Net loss attributable to non-controlling interest	(12,891)	(2,493)	$(28,293)	$(28,016)

Net loss attributable to Umatrin Holding Limited	$(61,216)	$(32,234)	$(123,328)	$(163,140)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(9,858)	11,414	(2,869)	17,448

Comprehensive loss	(83,966)	(23,313)	(154,491)	(173,708)

Comprehensive loss attributable to the non-controlling interest	(42,009)	(209)	(56,013)	(24,526)

Comprehensive loss attributable to Umatrin Holding Limited	$(41,957)	$(23,104)	$(98,478)	$(149,182)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	182,444,266	175,100,369	182,444,266	175,100,369

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2018	2017
Cash flows from operating activities
Net loss including noncontrolling interest	$(151,622)	$(191,156)
Adjustment to reconcile net loss from operations:
Depreciation expense	37,621	33,183
Changes in Operating Assets and Liabilities
Inventory	(5,287)	(20,213)
Prepaid tax	(30,487)	(42,161)
Other receivables and deposits	1,905	7,919
Accounts payable and accrued expenses	(8,707)	124,123
Other payables	(41,101)	(31,432)
Net cash used in operating activities	(197,677)	(119,737)

Cash flows from investing activities
Purchase of property and equipment	-	(10,443)
Advances made to related parties	(42,617)	8,444
Net cash used in investing activities	(42,617)	(1,999)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	-	263,144
Proceeds from/(Repayment to) related party, net	211,179	(198,251)
Repayments to term loan, net	(9,822)	(8,457)
Net cash provided by financing activities	201,357	56,436

Effect of exchange rate changes	8,613	(1,526)

Net decrease in cash and cash equivalents	(30,324)	(66,826)
Cash and cash equivalents at beginning of period	73,093	133,269
Cash and cash equivalents at end of period	$42,769	$66,443

Supplemental disclosures of cash flow information
Interest paid	$12,703	$11,486
Income taxes paid	$30,487	$42,161

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2018

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
June 30, 2018	4.0350	3.9361
December 31, 2017	4.0573	4.2982
June 30, 2017	4.2925	4.3879

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2018. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended June 30, 2018 and December 31, 2017 were $42,769 and $73,093 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018 and December 31, 2017, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2018 and 2017.

Revenue Recognition

The Company adopted ASU 2014-09, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

The adoption of Topic 606 has no impact on revenue amounts recorded on the Company’s interim financial statements.

The Company generally recognizes product sales revenue when the performance obligation have been satisfied pursuant to Malaysia law, including such factors as contract existed with the customer, delivery and acceptance of products by customer has occurred, the sales price is fixed or determinable and allocated to the products sold, sales and value-added tax laws have been complied with, and collectability is reasonably assured. The Company estimates potential returns and records such estimates against its gross revenue to arrive at its reported net sales revenue.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $3,418 for advertising and promotions expenses during the six months ended June 30, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. The standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The adoption of this ASU’s did not have a material impact on the consolidated results of operations and financial condition.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The adoption of this ASU the impact of the adoption on its financial statements.

In August 2016, the FASB issued ASU No. 2016-15, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zero-coupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of this ASU did not have a material impact on the consolidated results of operations and financial condition.

In October 2016, the FASB issued ASU No. deferred from past intercompany transactions involving non-inventory assets to opening retained earnings. In addition, an entity would record deferred tax assets with an offset to opening retained earnings for amounts that entity had previously not recognized under existing guidance 2016-16, Intra-Entity Transfers of Assets Other Than Inventory, which modifies existing guidance and is intended to reduce diversity in practice with respect to the accounting for the income tax consequences of intra-entity transfers of assets. The ASU indicates that the current exception to income tax accounting that requires companies to defer the income tax effects of certain intercompany transactions would apply only to intercompany inventory transactions. That is, the exception would no longer apply to intercompany sales and transfers of other assets (e.g., intangible assets). Under the existing exception, income tax expense associated with intra-entity profits in an intercompany sale or transfer of assets is eliminated from earnings. Instead, that cost is deferred and recorded on the balance sheet (e.g., as a prepaid asset) until the assets leave the consolidated group. Similarly, the entity is prohibited from recognizing deferred tax assets for the increases in tax bases due to the intercompany sale or transfer. The ASU is effective January 1, 2018, with early adoption permitted as of January 1, 2017. The standard requires modified retrospective transition with a cumulative catch-up adjustment to opening retained earnings in the period of adoption. Upon adoption, a company would write off any income tax effects that had been but would recognize under the new guidance. The adoption of this ASU did not have a material impact on the consolidated results of operations and financial condition.

In October 2016, the FASB issued ASU No. 2016-17, Interests Held through Related Parties That Are under Common Control, which modifies existing guidance with respect to how a decision maker that holds an indirect interest in a variable interest entity (VIE) through a common control party determines whether it is the primary beneficiary of the VIE as part of the analysis of whether the VIE would need to be consolidated. Under the ASU, a decision maker would need to consider only its proportionate indirect interest in the VIE held through a common control party. Previous guidance had required the decision maker to treat the common control party’s interest in the VIE as if the decision maker held the interest itself. As a result of the ASU, in certain cases, previous consolidation conclusions may change. The standard is effective January 1, 2017 with retrospective application to January 1, 2016. The Company does not have significant involvement with entities subject to consolidation considerations impacted by VIE model factors. As a result, the adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In November 2016, the FASB issued ASU No. 2016-18, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of cash flows. As a result, entities would no longer present transfers between cash/equivalents and restricted cash/equivalents in the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet includes more than one line item for cash/equivalents and restricted cash/equivalents. The ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

In January 2017, the FASB issued ASU No. 2017-01, Clarifying the Definition of a Business, which narrows the existing definition of a business and provides a framework for evaluating whether a transaction should be accounted for as an acquisition (or disposal) of assets or a business. The ASU requires an entity to evaluate if substantially all of the fair value of the gross assets acquired is concentrated in a single identifiable asset or a group of similar identifiable assets; if so, the set of transferred assets and activities (collectively, the set) is not a business. To be considered a business, the set would need to include an input and a substantive process that together significantly contribute to the ability to create outputs. The standard also narrows the definition of outputs. The definition of a business affects areas of accounting such as acquisitions, disposals and goodwill. Under the new guidance, fewer acquired sets are expected to be considered businesses. The ASU is effective January 1, 2018 on a prospective basis with early adoption permitted. The adoption of this ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,161,674 and $3,038,346 as of June 30, 2018 and December 31, 2017 which include a loss of $151,622 and $191,156 for the period ended June 30, 2018 and 2017, respectively.

The Company’s ability to generate profit in the next 12 months is uncertain given that the demand for the Company’s products has been weak. Management plans to raise additional capital through the issuance of new shares to the equity markets and to borrow from related parties. As of June 30, 2018, there was substantial doubt on the Company’s ability to continue as going concern, during the period ended June 30, 2018, the Company had not alleviated that doubt, and as of the date of this report, substantial doubts as to the Company’s ability continue as going concern still exists.

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	June 30,	December 31,
	2018	2017
Computer and software	$21,893	$21,773
Furniture and fittings	30,233	30,067
Office equipment	44,118	43,876
Renovations and improvements	353,224	351,285
Building	923,825	918,754
Land	226,667	225,423
Total	1,599,960	1,591,178
Less: accumulated depreciation	(448,057)	(409,100)
Net	$1,151,903	$1,182,078

The depreciation expense charged to general and administrative expenses were $37,621 and $33,183 for the six months ended June 30, 2018 and 2017, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	June 30,	December 31,
	2018	2017	Purpose
Global Bizrewards Sdn. Bhd.	$293,572	$261,891	Advance
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn Bhd)	25,598	20,252	Advance
Sportlight Academy Sdn. Bhd.	12,989	12,917	Advance
M1Elite Sdn. Bhd.	20,681	14,499	Advance
Total Due from	352,840	309,559

Due to related parties consists of the following:

	June 30,	December 31,
	2018	2017	Purpose
Dato Sri Warren Eu Hin Chai	$927,358	$763,882	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	96,488	47,195	Capital Advance and rental
Total Due to	1,054,153	841,384

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.(fka. Fine Portal Sdn.Bhd.)	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $15,243 and $13,674 for the six months ended June 30, 2018 and 2017, respectively.

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

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of June 30, 2018.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $15,243 and $13,674 for the six months ended June 30, 2018 and 2017, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for June 30, 2018.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,582) for 240 installments.

The outstanding balance of the term loan is $520,608, of which $21,313 is due within one operating period and classified as short term, and $499,295 is due after one operating period, and has classified as long term for the period ended June 30, 2018.

Interest expenses were $12,703 and $11,486 for the six months ended June 30, 2018 and 2017, respectively.

	June 30,	December 31,
	2018	2017
Repayable within 1 year.	$21,313	$20,709
Repayable within 2 year	22,328	21,695
Repayable within 3 year	23,391	22,728
Repayable within 4 year	24,501	23,808
Repayable within 5 year	25,641	24,932
Repayable after 5 year	403,434	413,408
Total Due from	520,608	527,280

9. PROVISION FOR TAXES

United States

Umatrin Holding Ltd (“UMHL”) is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. The income tax rate is 34% for years prior to 2018 and 21% for years thereafter. UMHL has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of June 30, 2018, UMHL has accumulated net operating losses of $3,159,528 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	June 30,
	2018	2017
Net loss before income taxes	(10,155)	(51,076)

Tax expenses (benefit) at the statutory tax rate	-	-
Tax effect of:
Valuation allowance	10,155	51,076
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2018	2017
Deferred tax asset
Net operating losses carry forwards	452,014	441,899

Valuation allowance	(452,014)	(441,899)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 18% (2017 : 18%) for the first MYR500,000 ($127,029) taxable income and 24% (2017 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	June 30,
	2018	2017
Net loss before income taxes	(141,467)	(140,080)

Tax expenses (benefit) at the statutory tax rate	(25,464)	(25,214)

Tax effects of:
Expenses not currently deductible	-	-
Under accrual taxes in prior	-	-
Valuation allowance	25,464	25,214
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2018	2017
Deferred tax asset
Expenses not currently deductible	10,633	10,575
Valuation allowance	-	-
Deferred tax assets, net	10,633	10,575

The Company has prepaid income tax of $108,830 and $78,656 as of June 30, 2018 and December 31, 2017, respectively.

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

Results of Operations

Comparison for the three months ended June 30, 2018 and 2017

Sales

For the three months ended June 30, 2018, the Company generated $71,955 in revenues, which has a decrease of $295,740, or 80% compared to the three months ended June 30, 2017. This is due to decrease in sales volume for all series of products.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $62,967 for the three months ended June 30, 2018, which has a decrease of $218,340 or 77% compared to the three months ended June 30, 2017. This is due to decrease in sales volume.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended June 30, 2018 and 2017. Selling, general and administrative costs decreased from $310,218 for the three months ended June 30, 2017 to $130,742 for the three months ended June 30, 2018. The decrease is due to decrease in operating cost such as salaries and wages.

Net income

For the three months ended June 30, 2018, the Company had $74,108 in net loss as compared to $34,727 in net loss for the three months ended June 30, 2017, which have an increase in net loss of $39,381. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the six months ended June 30, 2018 and 2017

Sales

For the six months ended June 30, 2018, the Company generated $145,213 in revenues, which has a decrease of $365,419, or 71% compared to the six months ended June 30, 2017. This is due to decrease in sales volume for all series of products.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $126,848 for the six months ended June 30, 2018, which has a decrease of $279,689 or 68% compared to the six months ended June 30, 2017. This is due to decrease in sales volume.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the six months ended June 30, 2018 and 2017. Selling, general and administrative costs decreased from $586,207 for the six months ended June 30, 2017 to $265,767 for the six months ended June 30, 2018. The decrease is due to decrease in operating cost such as salaries and wages.

Net income

For the six months ended June 30, 2018, the Company had $151,622 in net loss as compared to $191,156 in net loss for the six months ended June 30, 2017, which have a decrease in net loss of $39,534. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $42,769 and $73,093 as of June 30, 2018 and December 31, 2017, respectively.

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

The following table sets forth information about our net cash flow for the six months ended June 30, 2018 and 2017:

	For the six months ended
	June 30,	June 30,
	2018	2017
Net cash used in operating activities	(197,677)	(119,737)
Net cash used in investing activities	(42,617)	(1,999)
Net cash provided by financing activities	201,357	56,436

Operating Activities

For the six months ended June 30, 2018 we used $197,677 in operating activities as compared to using $119,737 in operating activities during the six months ended June 30, 2017. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the six months ended June 30, 2018 we used $42,617 in investing activities as compared to using $1,999 in investing activities during the six months ended June 30, 2017. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the six months ended June 30, 2018, we generated $201,357 in financing activities as compared to generating $56,436 in financing activities during the six months ended June 30, 2017.

During the six months ended June 30, 2018, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $nil, net proceeds from related party of $211,179 and net repayment to term loan of $9,822.

During the six months ended June 30, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $263,144, net repayment to related party of $198,251 and net repayment to term loan of $8,457.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both June 30, 2018 and December 31, 2017.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $4,249) for 240 installments.

Interest expenses were $12,703 and $11,486 for the six months ended June 30, 2018 and 2017, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of June 30, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the six months ended June 30, 2018 and 2017 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,161,674 as of June 30, 2018 which include a loss of $151,622 for the six months ended June 30, 2018. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Please refer to Note 2 of our Consolidated Financial Statements included in the financial statements for the period ended June 30, 2018 for details of our critical accounting policies.

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

As of June 30, 2018, our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company's equity securities during the three months ended June 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended June 30, 2018.

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

UMATRIN HOLDING LIMITED

Dated: August 16, 2018	By:	/s/ Dato' Sri Warren Eu Hin Chai
Dato' Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

