Form 10-Q
period 2018-09-30
Umatrin Holding Ltd
filed 2018-11-14
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2018

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

(866)-874-4888

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of November 14, 2018, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2018

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2018	2017
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$26,186	$73,093
Inventory	28,714	21,231
Prepaid tax	106,122	78,656
Deferred tax assets	10,368	10,575
Due from related parties	355,207	309,559
Total Current Assets	526,597	493,114
Land, property and equipment, net	1,105,346	1,182,078
Deposits	21,681	22,408
Total Assets	1,653,624	1,697,600

Liabilities
Current Liabilities
Term loan payable-current portion	21,026	20,709
Accounts payable and accrued expenses	118,939	157,459
Other payables	197,408	230,848
Due to related parties	1,054,656	841,384
Total Current Liabilities	1,392,029	1,250,400
Term loan payable-long term	481,886	506,571
Total Liabilities	1,873,915	1,756,971

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(3,183,470)	(3,038,346)
Accumulated other comprehensive loss	(132,810)	(137,666)
Total Umatrin Holding Limited Stockholders' Equity	(177,894)	(37,626)
Non-controlling interest	(42,397)	(21,745)
Total Equity	(220,291)	(59,371)
Total Liabilities and Stockholders Equity	$1,653,624	$1,697,600

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended		For the Nine Months Ended
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Sales	$133,680	$324,668	$278,893	$835,300
Cost of sales	3,840	20,742	22,205	93,002
Gross profit	129,840	303,926	256,688	742,298

Operating expenses
Selling, general & administrative expenses	139,107	359,452	404,874	945,659
Total operating expenses	139,107	359,452	404,874	945,659

Loss from operations	(9,267)	(55,526)	(148,186)	(203,361)

Other income (expenses)
Interest expense	(6,101)	(5,912)	(18,804)	(17,398)
Total other income (expenses)	(6,101)	(5,912)	(18,804)	(17,398)

Net loss before income taxes	(15,368)	(61,438)	(166,990)	(220,759)

Provision for income taxes	-	(111,157)	-	(111,157)

Net loss	(15,368)	(172,595)	$(166,990)	$(331,916)

Less: Net loss attributable to non-controlling interest	6,427	(22,177)	$(21,866)	$(50,193)

Net loss attributable to Umatrin Holding Limited	$(21,795)	$(150,418)	$(145,124)	$(281,723)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(3,201)	3,935	(6,070)	21,383

Comprehensive loss	(18,569)	(168,660)	(173,060)	(310,533)

Comprehensive loss attributable to the non-controlling interest	13,494	(21,390)	(42,519)	(45,916)

Comprehensive loss attributable to Umatrin Holding Limited	$(32,063)	$(147,270)	$(130,541)	$(264,617)

Loss per common share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	182,444,266	171,428,421	182,444,266	171,428,421

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30,	September 30,
	2018	2017
Cash flows from operating activities
Net loss including noncontrolling interest	$(166,990)	$(331,916)
Adjustment to reconcile net loss from operations:
Depreciation expense	55,690	50,359
Changes in Operating Assets and Liabilities
Inventory	(8,194)	(40,246)
Prepaid tax	(30,086)	47,296
Other receivables and deposits	301	5,103
Accounts payable and accrued expenses	(8,084)	94,545
Other payables	(67,021)	(31,740)
Net cash used in operating activities	(224,384)	(206,599)

Cash flows from investing activities
Purchase of property and equipment	-	(16,344)
Advances made to related parties	(53,622)	(15,918)
Net cash provided by (used in) investing activities	(53,622)	(32,262)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	-	265,727
Proceeds/(Repayment) to related party, net	237,994	(114,719)
Proceeds/(Repayments) from term loan, net	(14,612)	(12,810)
Net cash provided by financing activities	223,382	138,198

Effect of exchange rate changes	7,716	(725)

Net increase (decrease) in cash and cash equivalents	(46,907)	(101,388)
Cash and cash equivalents at beginning of period	73,093	133,269
Cash and cash equivalents at end of period	$26,186	$31,881

Supplemental disclosures of cash flow information
Interest paid	$18,804	$17,398
Income taxes paid	$30,086	$63,862

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2018

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
September 30, 2018	4.1379	3.9885
December 31, 2017	4.0573	4.2982
September 30, 2017	4.2213	4.3453

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of September 30, 2018. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended September 30, 2018 and December 31, 2017 were $26,186 and $73,093 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018 and December 31, 2017, the Company did not have any outstanding trade receivables.

Inventories

Inventories, which are primarily comprised of finished goods for sale, are stated at the lower of cost or net realizable value, using the first-in first-out (FIFO) method. The Company evaluates the need for reserves associated with obsolete, slow-moving and non-salable inventory by reviewing net realizable values on a periodic basis. Only defective products could be return to our suppliers.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2018 and 2017.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $3,418 for advertising and promotions expenses during the nine months ended September 30, 2018 and 2017, respectively.

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income, which establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

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

In March 2016, the FASB issued ASU 2016-08, “Revenue from Contracts with Customers (Topic 606): Principal versus Agent Considerations (Reporting Revenue Gross versus Net)”. The amendments in this ASU are intended to improve the operability and understandability of the implementation guidance on principal versus agent considerations by amending certain existing illustrative examples and adding additional illustrative examples to assist in the application of the guidance. The effective date and transition of these amendments is the same as the effective date and transition of ASU 2014-09, “Revenue from Contracts with Customers (Topic 606)”. Public entities should apply the amendments in ASU 2014-09 for annual reporting periods beginning after December 15, 2017, including interim reporting periods therein. The adoption of this ASU did not have an impact on its financial statements.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,183,470 and $3,038,346 as of September 30, 2018 and December 31, 2017 which include a loss of $166,990 and $331,916 for the period ended September 30, 2018 and 2017, respectively.

The Company’s ability to generate profit in the next 12 months is uncertain given that the demand for the Company’s products has been weak. Management plans to raise additional capital through the issuance of new shares to the equity markets and to borrow from related parties. As of September 30, 2018, there was substantial doubt on the Company’s ability to continue as going concern, during the period ended September 30, 2018, the Company had not alleviated that doubt, and as of the date of this report, substantial doubts as to the Company’s ability continue as going concern still exists.

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	September 30,	December 31,
	2018	2017
Computer and software	$21,349	$21,773
Furniture and fittings	29,480	30,067
Office equipment	43,020	43,876
Renovations and improvements	344,434	351,285
Building	900,837	918,754
Land	221,026	225,423
Total	1,560,146	1,591,178
Less: accumulated depreciation	(454,800)	(409,100)
Net	$1,105,346	$1,182,078

The depreciation expense charged to general and administrative expenses were $55,690 and $50,359 for the nine month ended September 30, 2018 and 2017, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	September 30,	December 31,
	2018	2017	Purpose
Global Bizrewards Sdn. Bhd.	$297,267	$261,891	Advance
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn Bhd)	24,961	20,252	Advance
Sportlight Academy Sdn. Bhd.	12,666	12,917	Advance
M1Elite Sdn. Bhd.	20,313	14,499	Advance
Total Due from	355,207	309,559

Due to related parties consists of the following:

	September 30,	December 31,
	2018	2017	Purpose
Dato Sri Warren Eu Hin Chai	$930,263	$763,882	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	94,086	47,195	Capital Advance and rental
Total Due to	1,054,656	841,384

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.(fka. Fine Portal Sdn.Bhd.)	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by key employee; Lim Chee Pin
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $15,243 and $20,712 for the nine months ended September 30, 2018 and 2017, respectively.

6. STOCKHOLDERS’ EQUITY

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of September 30, 2018.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis.

The rent expenses were $15,243 and $20,712 for the nine months ended September 30, 2018 and 2017, respectively.

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

The Company depends on few suppliers for its products. Accordingly, the Company has a concentration risk related to these suppliers. Failure to maintain existing relationships with the suppliers or to establish new relationships in the future could negatively affect the Company’s ability to obtain products sold to customers in a timely manner. If the Company is unable to obtain ample supply of products from existing suppliers or alternative sources of supply, the Company may be unable to satisfy the orders from its customers, which could materially and adversely affect revenues.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for September 30, 2018.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,726) for 240 installments.

The outstanding balance of the term loan is $502,912, of which $21,026 is due within one operating period and classified as short term, and $481,886 is due after one operating period, and has classified as long term for the period ended September 30, 2018.

Interest expenses were $18,804 and $17,398 for the nine months ended September 30, 2018 and 2017, respectively.

	September 30,	December 31,
	2018	2017
Repayable within 1 year.	$21,026	$20,709
Repayable within 2 year	22,027	21,695
Repayable within 3 year	23,075	22,728
Repayable within 4 year	24,168	23,808
Repayable within 5 year	25,285	24,932
Repayable after 5 year	387,331	413,408
Total Due from	502,912	527,280

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

As of September 30, 2018, UMHL has accumulated net operating losses of $3,183,470 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the nine months ended
	September 30,	September 30,
	2018	2017
Net loss before income taxes	(57,658)	(80,952)

Tax expenses (benefit) at the statutory tax rate	-	-
Tax effect of:
Valuation allowance	57,658	80,952
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	September 30,	December 31,
	2018	2017
Deferred tax asset
Net operating losses carry forwards	499,557	441,899

Valuation allowance	(499,557)	(441,899)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 18% (2017 : 18%) for the first MYR500,000 ($127,029) taxable income and 24% (2017 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the nine months ended
	September 30,	September 30,
	2018	2017
Net loss before income taxes	(109,332)	(250,964)

Tax expenses (benefit) at the statutory tax rate	(19,680)	(45,173)

Tax effects of:
Expenses not currently deductible	-	-
Under accrual taxes in prior	-	-
Valuation allowance	19,680	45,173
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	September 30,	December 31,
	2018	2017
Deferred tax asset
Expenses not currently deductible	10,368	10,575
Valuation allowance	-	-
Deferred tax assets, net	10,368	10,575

The Company has prepaid income tax of $106,122 and $78,656 as of September 30, 2018 and December 31, 2017, respectively.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward-looking statements”. Forward-looking statements are statements other than historical information or statements of current condition. Some forward-looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward-looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward-looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

You should read the following discussion and analysis in conjunction with the Financial Statements and Notes attached hereto, and the other financial data appearing elsewhere in this report.

US Dollars are denoted herein by “USD”, “$” and “dollars”.

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

Results of Operations

Comparison for the three months ended September 30, 2018 and 2017

Sales

For the three months ended September 30, 2018, the Company generated $133,680 in revenues, which has a decrease of $190,988, or 58% compared to the three months ended September 30, 2017. This is due to decrease in sales volume for all series of products as there is decline of demand in the current market

Gross profit and gross margin

The Company was able to generate a gross profit margin of $129,840 for the three months ended September 30, 2018, which has a decrease of $174,086 or 57% compared to the three months ended September 30, 2017. This is due to decrease in sales volume.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the three months ended September 30, 2018 and 2017. Selling, general and administrative costs decreased from $359,452 for the three months ended September 30, 2017 to $139,107 for the three months ended September 30, 2018. The decrease is due to decrease in operating cost such as salaries and wages.

Net income

For the three months ended September 30, 2018, the Company had $15,368 in net loss as compared to $172,595 in net loss for the three months ended September 30, 2017, which have a decrease in net loss of $157,227. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the nine months ended September 30, 2018 and 2017

Sales

For the nine months ended September 30, 2018, the Company generated $278,893 in revenues, which has a decrease of $556,407, or 66% compared to the nine months ended September 30, 2017. This is due to decrease in sales volume for all series of products as there is decline of demand in the current market

Gross profit and gross margin

The Company was able to generate a gross profit margin of $256,688 for the nine months ended September 30, 2018, which has a decrease of $485,610 or 65% compared to the nine months ended September 30, 2017. This is due to decrease in sales volume.

Selling, general and administrative costs

Major operating costs include salaries and wages, sales commission and advertising and promotional costs for the nine months ended September 30, 2018 and 2017. Selling, general and administrative costs decreased from $945,659 for the nine months ended September 30, 2017 to $404,874 for the nine months ended September 30, 2018. The decrease is due to decrease in operating cost such as salaries and wages, travel expenses, and equipment maintenance expenses.

Net income

For the nine months ended September 30, 2018, the Company had $166,990 in net loss as compared to $331,916 in net loss for the nine months ended September 30, 2017, which have a decrease in net loss of $164,926. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $26,186 and $73,093 as of September 30, 2018 and December 31, 2017, respectively.

Our company’s operations have been funded through an equity financing and a series of debt transactions, primarily with shareholders, directors, and officers of our company and affiliated entities. These related party debt transactions such as sales purchases of inventory and advances have operated as informal lines of credit since the inception of our company, and related parties have extended credit as needed which our company has repaid at its convenience. We anticipate that we will incur operating losses in the foreseeable future and we believe we will need additional cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If our related parties are unable or unwilling to provide additional capital, we would likely require financing from third parties. There can be no assurance that any additional financing will be available to us, on terms we believe to be favorable or at all. The inability to obtain additional capital would have a material adverse effect on our operations and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

The following table sets forth information about our net cash flow for the nine months ended September 30, 2018 and 2017:

	For the nine months ended
	September 30,	September 30,
	2018	2017
Net cash provided by (used in) operating activities	(224,384)	(206,599)
Net cash provided by (used in) investing activities	(53,622)	(32,262)
Net cash provided by (used in) financing activities	223,382	138,198

Operating Activities

For the nine months ended September 30, 2018 we used cash of $224,384 in operating activities as compared to using $206,599 in operating activities during the nine months ended September 30, 2017. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the nine months ended September 30, 2018 we used cash of $53,622 in investing activities as compared to using $32,262 in investing activities during the nine months ended September 30, 2017. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the nine months ended September 30, 2018, we generated cash of $223,382 in financing activities as compared to generating $138,198 in financing activities during the nine months ended September 30, 2017.

During the nine months ended September 30, 2018, net cash provided by financing activities resulted from net proceeds from related party of $237,994 and net repayment to term loan of $14,612.

During the nine months ended September 30, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $265,727, net repayment to related party of $114,719 and net repayment to term loan of $12,810.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for both September 30, 2018 and December 31, 2017.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively started on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,726) for 240 installments.

Interest expenses were $18,804 and $17,398 for the nine months ended September 30, 2018 and 2017, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of September 30, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the nine months ended September 30, 2018 and 2017 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,183,470 as of September 30, 2018 which include a loss of $166,990 for the nine months ended September 30, 2018. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self-regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

There were no unregistered sales of the Company’s equity securities during the three months ended September 30, 2018, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities

There were no defaults upon senior securities during the quarter ended September 30, 2018.

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

UMATRIN HOLDING LIMITED

Dated: November 14, 2018	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

