Form 10-K
period 2018-12-31
Umatrin Holding Ltd
filed 2019-04-16
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $4,707,062.06 based on 182,444,266 non-affiliates shares of common stock of $0.0258 per share as of June 30, 2018.

As of April 15, 2019, the number of shares of common stock of the registrant outstanding is 182,444,266, par value $0.00001 per share.

CAUTIONARY NOTE REGARDING FORWARD LOOKING STATEMENTS

This Annual Report on Form 10-K contains “forward-looking statements”. Forward-looking statements discuss matters that are not historical facts. Because they discuss future events or conditions, forward-looking statements may include words such as “anticipate,” “believe,” “estimate,” “intend,” “could,” “should,” “would,” “may,” “seek,” “plan,” “might,” “will,” “expect,” “anticipate,” “predict,” “project,” “forecast,” “potential,” “continue” negatives thereof or similar expressions. Forward-looking statements speak only as of the date they are made, are based on various underlying assumptions and current expectations about the future and are not guarantees. Such statements involve known and unknown risks, uncertainties and other factors that may cause our actual results, level of activity, performance or achievement to be materially different from the results of operations or plans expressed or implied by such forward-looking statements.

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

On January 6, 2016, the Company acquired 80% of the equity interests of UMatrin Worldwide SDN BHD (“Umatrin”) in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato’ Sri Eu Hin Chai and Dato’ Liew. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL. The UMHL operation office remained in Malaysia and the business market will remain focus in Asia.

Background of Umatrin Holding Limited

UMATRIN HOLDING LIMITED, formerly known as Golden Opportunities Corporation, was incorporated in the state of Delaware on February 2, 2005 (“UMHL”, or the “Company”). The Company was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On March 27, 2015, a total of 19,555,000 shares were acquired by Umatrin Group Ltd (“UGL”, a company incorporated in Seychelles, through its principal and director, Dato’ Sri Eu Hin Chai (“Dato’ Sri”). At that time, UGL also acquired promissory notes that covert into common shares of the UMHL. In April 2015, the promissory notes were converted into 24,749,100 shares of UMHL common stock. Upon conversion, UGL held 44,304,100 shares of UMHL common stock out of a total issued and outstanding of 58,319,100 shares. As a result of UGL’s acquisition, UGL currently hold 75% of the outstanding shares in UMHL and is the majority shareholder of UMHL.

On March 31, 2015, symbol of the Company’s common stock was changed to “UMHL”.

On March 31, 2015, Dato’ Sri was appointed to the board of directors. In addition, Michael Zahorik was appointed as the Vice President to provide management continuity and to provide his insight and expertise with the Company’s development. Dato Sri’ was appointed as President and CEO to serve until the next shareholder meeting, and continuing thereafter until removal or resignation.

Michael Zahorik has since resigned from his position at the Company and Dato’ Sri remains as an officer of the Company.

Background of UMatrin Worldwide SDN BHD

UMatrin Worldwide SDN BHD, formerly known as OLC Worldwide SDN BHD, was incorporated in Malaysia on July 22, 1993 (“Umatrin”).

Since its incorporation until September 2014, Umatrin remained dormant. On April 26, 2013, Umatrin was awarded with a direct selling license (number AJL932015) by the Ministry of Domestic Trade and Consumer Affairs in Malaysia. However, since April 26, 2013 and until September 2014, Umatrin maintained no operation.

On July 3, 2014 and August 12, 2014, Umatrin appointed both Dato’ Liew Kok Hong (“Dato’ Liew”) and Dato’ Sri as the company’s directors. Together, Dato’ Liew and Dato’ Sri with Dato’ Ho Phooi Keow (“Dato’ Ho”), the co-founder of Umatrin, decided to start the business and expand it throughout Asia as a leading Online to Offline (O2O) company that provides technology, products and services to enable consumers, merchants, and other participants to conduct E-commerce on its I-Cloud ecosystem. As of the date of this Annual Report, both Dato’ Liew and Dato’ Ho have resigned from their positions at the Company due to respective personal reasons.

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

Our Products

We have curated non-toxic beauty, personal care to health and wellness products. The principal markets for Umatrin’s products are in Malaysia. We market out products through three primary methods: direct contact, online distribution and/or by our dealer program. Our marketing and sales teams work closely together to maintain a high standard of service to our customers. Each and every new product launched will be communicated to our existing customers and to the public. Since September 2014, our best seller products include:

(a) Hydrogen Antioxidant Water Purifier

Water is a fundamental to human. Each person on Earth requires at least 20 to 50 liters of clean, safe water a day for drinking, cooking and, simply keeping themselves clean. Polluted water isn’t just dirty – it’s deadly. Every year 1.8 million people die of diarrheal diseases like cholera. In short, the origin of healthy life is sustained by pure and clean water.

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

Alkaline water, high in active hydrogen, can help neutralize stomach acid in acid reflux. This ‘micro-clustering’ of the water molecules is what makes the water so hydrating.

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

iii. Improves Blood Circulation

Soyme could improve the body’s blood circulation, which greatly helps various vital organs to function normally. As Soyme increases blood flow, it helps to prevent the narrowing and hardening of arteries.

iv. Lowers Cholesterol

As an excellent blood thinner, Soyme becomes a valuable agent in reducing the body’s cholesterol levels. With these great benefits, consumers are able to have a lesser risk from suffering heart related conditions and other serious health problems.

(e) SOPHIELICIOUS

Sophielicous is an anti-aging supplement formulated by using a novel processing technology and the ingredients consists of 3 types of plant stem cells and collagen tri-peptide to enhance the longevity of skin cells. Apple stem cell obtained from the rare and endangered Swiss apple which found rich in epigenetic factors and metabolites to activate sleeping cell, repairs and regenerates new cell; Grape stem cell ensures the vitality and generation capacity of the skin, to protect and prevent the UV damage and pigmentation thus even the skin tone; Argon stem cell derived from very resistant and rare argon tree is for a deep-seated rejuvenation of the skin, restoration of the skin’s firmness and wrinkle reduction. It also contains the wonder from deep sea: marine collagen used is in the very short chain of amino acids known tri-peptide. Collagen tri-peptide with the small molecule size can be absorbed fast to the body compare to others collagen, works as cushion and support the epidermis, making it firm and preventing our skin from sagging; lastly the green tea extracts work as powerful antioxidant for the cell protection. Combining all benefits, Sophielicious provides significant anti-aging effect and restores skin.

(f) AKERO SECRET ANTI-AGING SKIN CARE SERIES

Umatrin introduces our own anti-aging skin care series known as “AKERO SECRET”. The product was developed with 100% natural botanical active ingredients and adopted a unique nanotechnology for skin hydration and anti-aging. This technology gives user a luminous, firm and flawless skin. It improves skin tone in just 7 days and skin will look more plump in just 14 days. After 28 days, skin will look more translucent. Continuous use will improve skin elasticity, lightens pigmentation, for a brighter looking skin. AKERO SECRET includes moisturizing cleansing foam, facial toner, brightening serum, soothing emulsion, ageless cream and protective sunscreen.

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

Intellectual Property

On December 31, 2015, our trademark “AKERO SECRET” was successfully registered with the Trademark Registry of Malaysia.

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

Customers

We do not depend on any major customers. Our customers’ basis consists of retail-based end-users and dealers.

Government Regulation

All of our health and beauty products are approved by our Ministry of Health in Malaysia.

Our Marketing Strategies

Umatrin markets products via online to offline. Umatrin believes that via online channel, we are able to reach our target audiences around the world. Based on Euromonitor International, internet retailing of health and beauty shows fast growth in Asia Pacific Market. As for our offline channel, we have one retail store in Malaysia, whereby anyone can step in and try our products. Following Umatrin’s Mission: Improve each standard of living. We provide our customer with quality health and beauty products and also allow them to host event to share our products and at the same time earning additional credit for each sale during the event. Consequently, we will appoint them as our dealers if they wish to start-up their own business. Umatrin will provide market support to the dealers, such as advertisements, products introductory speeches and website to introduce the products to public. This strategy allows Umatrin’s products to reach to each and every single person around the Asia Pacific as Umatrin’s believe the best advertising will always be by way of word-of-mouth referrals.

Most of our customers and dealers are from Asia. We have 20,000 dealers in Asia. From Umatrin’s sales, we have seen a market trend that consumers are buying more anti-aging products from us.

Industry Trends- Anti-Aging Products Market

The global market for Anti-Aging Products is projected to exceed US$260 billion by 2022, driven by the expanding base of aging population, growing prominence of non-invasive cosmetic procedures and steady launch of high-efficacy products. The desire to look young and retain beauty and health is a major consumer psychological factor influencing growth in the market. While older women remain the primary customer base, adoption of preventive skin care regimen among women in the 20s and 30s age group to safeguard against premature aging is bringing younger consumers into the spotlight. Other major factors also influencing growth in the market include growing research in skin biology and new understanding into the regenerative potential of stem cells; emergence of probiotic skincare technology for visibly radiant and younger looking skin; innovation in anti-aging active ingredients such as hydroxypropyl tetrahydropyrantriol, salicyloyl phytosphingosine and anti-tyrosinase; and the rise of the “she-economy” comprising senior women aged over 50 with high net worth. The United States and Europe represent the largest markets worldwide. Asia-Pacific ranks as the fastest growing market with a CAGR of 6.3% over the analysis period led by factors such as aggressive retail marketing, rising health and beauty awareness, rising disposable incomes and increasing per capita spending on appearance maintenance cosmetic products among the growing base of affluent middle-class population (http://www.strategyr.com/MarketResearch/Anti_Aging_Products_Market_Trends.asp).

Hence, Umatrin is moving towards developing our own brand and anti-aging products. Recently we have developed a 100% natural anti-aging skin care series products under the brand “AKERO SECRET”. We have received lots of positive feedbacks on this new skin care series. GCI Magazine had reported that “In anti-aging and beauty trends, the desire for more natural ingredients is one of the fastest growing around the world. Zion Market Research has published a new report titled ”Anti-Aging Market (Baby Boomer, Generation X and Generation Y), by product (Botox, Anti-Wrinkle Products, Anti-Stretch Mark Products, and Others), by Services (Anti-Pigmentation Therapy, Anti-Adult Acne Therapy, Breast Augmentation, Liposuction, Chemical Peel, Hair Restoration Treatment, and Others), by Device (Microdermabrasion, Laser Aesthetics, Anti-Cellulite Treatment and Anti-Aging Radio Frequency Devices) : Global Industry Perspective, Comprehensive Analysis, Size, Share, Growth, Segment, Trends and Forecast, 2015 – 2021”. According to the report, the global anti-aging market was valued at USD 140.3 billion in 2015, is expected to reach USD 216.52 billion in 2021 and is anticipated to grow at a CAGR of 7.5% between 2016 and 2021.

In view of the above, Umatrin does not stop right here, but aims at developing and manufacturing more anti-aging products to benefit the public enlarged. In order to achieve this, additional capital funds are required for Umatrin to venture into manufacturing industry and expanding further research and development to develop more and more quality products.

Competitive Analysis

Market Analysis

Asia is the Earth’s largest and most populous continent. It comprises 30% of Earth’s land area, and has historically been home to 60% of the planet’s human population (roughly 4.4 billion people reside in Asia). Asia is notable for not only the overall large size, but unusually dense and large settlements as well as vast barely populated regions. Rising individual incomes and changing lifestyles drive the global beauty care products industry.

Lucintel, a leading global management consulting and market research firm, has analyzed the global beauty care industry and presents its findings in “Global Beauty Care Products Industry 2012-2017: Trend, Profit, and Forecast Analysis.” The industry encompasses manufacturers’ segment revenue related to beauty care products. As per the study, increased awareness has resulted in higher demand for luxury products, especially cosmetics. Providing quality products at a low cost is a challenge for manufacturers. Skincare, the largest segment, represents the growth in products during the forecast period. Increased demand for multi-feature products such as moisturizing cream with sun protection and anti-aging or anti-wrinkle properties are likely to drive market growth.

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

The beauty and health industry is highly competitive and, at times, subject to rapidly changing consumer preferences and industry trends. Competition generally provides incentives to boost brand strength, assortment and continuity of merchandise selection, reliable order fulfillment and on-time delivery, and a higher level of brand support and customer support. We compete with a large number of multi-national manufacturers of beauty and health products, many of which have significantly greater resources than we do. Many of our competitors also have the ability to develop and market products similar to and competitive with our products. Specifically, we compete with the major skin care companies which market many brands including Avon, Chanel, Clarins, Clinique, Estée Lauder, L’Oréal, Lancôme, Neutrogena and Shiseido, major health supplement companies which market many brands including USANA, CVS, Nature Made and Carlson Labs. Most, if not all of these competitors, have launched anti-aging skin care products. We also compete with several smaller prestige boutique and designer anti-aging products brands.

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

We believe that our company benefits from strong consumer loyalty as well as the emotional connection formed between our consumers and our brand. In turn, we believe that our consumers are strong advocates for our brand and have displayed a desire and willingness to convert others to our brand. Strong consumer loyalty has resulted in the development of a community of consumers who share a passion for our products and our brand. This community has expressed itself through attendance at events we sponsor, as well as events initiated by individual consumers. In addition, these loyal consumers have established multiple online community independent of the Company’s efforts. This loyal community of users provides invaluable feedback that we often incorporate into our product development.

As consumers continue to blend their off-line and on-line activities, from “showrooming” and retail apps to sofa shopping and click-and-collect, the lines between internet retailing, e-commerce and physical retailing are increasingly blurred. Big retailers are taking an “omni-channel” approach by merging their offline, on-line and mobile capabilities to create a seamless experience for shoppers. To elaborate, consumer behavior driving internet sales surge. E-commerce and m-commerce have changed the way that consumers’, even those who still visit physical stores, approach on shopping. The main drivers of e-commerce include: the search for value and convenience; increased access to, and usage of, the internet; faster download speeds; improved delivery and online payment methods; and the shift towards mobile devices such as smartphones and tablets. Hence, we will be co-operating with our partners to allow our consumer to purchase our products by just a click at their mobile devices apps.

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

Research and Development

We previously invested approximately $19,500 for a third-party manufacturer to develop AKERO SECRET. We did not incur additional research and development expenses in the fiscal year ended December 31, 2018.

Employees

Umatrin’s core team has served with numerous companies like E-commerce, financial sector companies and variety of internet services. The team has over five years’ experiences in operating and managing E-commerce sites, brand marketing, product development and financial security. The team also has over ten years’ experiences in internet performance and security and was involved in world-class networking enterprises. We currently have 29 full-time employees.

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

We lease the following building from SKH Media Sdn. Bhd. (the “Lessor”). Set forth in the following table is the information of such lease:

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “UMHL”. As of April 15, 2019, the closing price for our common stock was $0.02 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2018
First Quarter	$0.0600	$0.0258
Second Quarter	$0.0300	$0.0258
Third Quarter	$0.0500	$0.0200
Fourth Quarter	$0.0500	$0.0200

Fiscal Year Ended December 31, 2017
First Quarter	$0.2100	$0.0701
Second Quarter	$0.1500	$0.0002
Third Quarter	$0.1000	$0.0250
Fourth Quarter	$0.0600	$0.0120

Holders

As of April 16, 2019, there are approximately 201 shareholders of record of our common stock.

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

Recent Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2018, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Equity Compensation Plan Information

None.

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

Results of Operations - Comparison for the year ended December 31, 2018 and 2017

Sales

For the year ended December 31, 2018, the Company generated $410,823 in revenues, which has a decrease of $620,798, or 60% compared to the year ended December 31, 2017. This is due to decrease in sales volume for Akero product series.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $383,060 for the year ended December 31, 2018, which has a decrease of $523,053 or 57% compared to the year ended December 31, 2017. This is due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the year ended December 31, 2018 and 2017. Selling, general and administrative costs decreased from $1,499,324 for the year ended December 31, 2017 to $811,814 for the year ended December 31, 2018. The decrease is due to decrease in operating cost such as reduction in salaries and wages.

Net income

For the year ended December 31, 2018, the Company had $453,120 in net loss as compared to $728,261 in net loss for the year ended December 31, 2017, which was a decrease in net loss of $275,141. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $36,431 and $73,093 as of December 31, 2018 and December 31, 2017, respectively.

Our company’s operations have been funded through an equity financing and a series of debt transactions, primarily with shareholders, directors, and officers of our company and affiliated entities. These related party debt transactions such as advances have operated as informal lines of credit since the inception of our company, and related parties have extended credit as needed which our company has repaid at its convenience. We anticipate that we will incur operating losses in the foreseeable future and we believe we will need additional cash to support our daily operations while we are attempting to execute our business plan and produce revenues. If our related parties are unable or unwilling to provide additional capital, we would likely require financing from third parties. There can be no assurance that any additional financing will be available to us, on terms we believe to be favorable or at all. The inability to obtain additional capital would have a material adverse effect on our operations and financial condition and could force us to curtail or discontinue operations entirely and/or file for protection under bankruptcy laws.

The following table sets forth information about our net cash flow for the year ended December 31, 2018 and 2017:

	For the periods ended
	December 31,	December 31,
	2018	2017
Net cash provided by (used in) operating activities	(452,235)	(348,393)
Net cash provided by (used in) investing activities	(60,502)	(53,980)
Net cash provided by (used in) financing activities	251,356	226,269

Operating Activities

For the year ended December 31, 2018 we used $452,235 in operating activities as compared to using $348,393 in operating activities during the year ended December 31, 2017. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the year ended December 31, 2018 we used $60,502 in investing activities as compared to using $53,980 in investing activities during the year ended December 31, 2017. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the year ended December 31, 2018, we generated $251,356 in financing activities as compared to generating $226,269 in financing activities during the year ended December 31, 2017.

During the year ended December 31, 2018, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of nil, net repayment to related party of $271,085 and net repayment to term loan of $19,729.

During the year ended December 31, 2017, the net cash provided by financing activities resulted from proceeds from common stock issued and to be issued of $293,757, net repayment to related party of $49,682 and net repayment to term loan of $17,806.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for both December 31, 2018.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $24,366 and $22,675 for the year ended December 31, 2018 and 2017, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of December 31, 2018 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the year ended December 31, 2018 and 2017 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,422,205 as of December 31, 2018 which include a loss of $453,120 for the year ended December 31, 2018. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Please refer to Note 2 of our Consolidated Financial Statements included in the financial statements for the year ended December 31, 2018 for details of our critical accounting policies.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Umatrin Holding Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Umatrin Holding Limited (the Company) as of December 31, 2018 and 2017, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for each of the years in the twoyear period ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the two years ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2018 and 2017, the Company had working capital deficits, and during those years the ended, it had incurred substantial losses. These facts raised substantial doubt on the Company’s ability to continue as going concern as of December 31, 2017, and that doubt remained during the year ended December 31, 2018. During the year, the Company maintained solvency through raising capital through the issuances of new shares and related parties’ advances. Management’s plan to address to this matter is described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ WWC, P.C.

WWC, P.C.

Certified Public Accountants

San Mateo, CA

April 16, 2019

We have served as the Company’s auditor since December 31, 2016.

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

	December 31,	December 31,
	2018	2017
Assets
Current Assets
Cash and cash equivalents	$36,431	$73,093
Inventory	17,971	21,231
Prepaid tax	105,214	78,656
Deferred tax assets	10,280	10,575
Due from related parties	359,407	309,559
Total Current Assets	529,303	493,114
Land, property and equipment, net	867,302	1,182,078
Deposits	29,402	22,408
Total Assets	1,426,007	1,697,600

Liabilities
Current Liabilities
Term loan payable-current portion	21,090	20,709
Accounts payable and accrued expenses	155,572	157,459
Other payables	195,719	230,848
Due to related parties	1,079,112	841,384
Total Current Liabilities	1,451,493	1,250,400
Term loan payable-long term	472,411	506,571
Total Liabilities	1,923,904	1,756,971

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(3,422,205)	(3,038,346)
Accumulated other comprehensive loss	(125,991)	(137,666)
Total Umatrin Holding Limited Stockholders' Equity	(409,810)	(37,626)
Non-controlling interest	(88,087)	(21,745)
Total Equity	(497,897)	(59,371)
Total Liabilities and Stockholders Equity	$1,426,007	$1,697,600

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

	For the Years Ended
	December 31,	December 31,
	2018	2017
Sales	$410,823	$1,031,621
Cost of sales	27,763	125,508
Gross profit	383,060	906,113

Operating expenses
Selling, general & administrative expenses	811,814	1,499,324
Total operating expenses	811,814	1,499,324

Loss from operations	(428,754)	(593,211)

Other income (expenses)
Interest expense	(24,366)	(22,675)
Total other income (expenses)	(24,366)	(22,675)

Net loss before income taxes	(453,120)	(615,886)

Provision for income taxes	-	(112,375)

Net loss	$(453,120)	$(728,261)

Less: Net loss attributable to non-controlling interest	$(69,261)	$(117,490)

Net loss attributable to Umatrin Holding Limited	$(383,859)	$(610,771)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(14,593)	13,825

Comprehensive loss	(467,713)	(714,437)

Comprehensive loss attributable to the non-controlling interest	(135,603)	(114,725)

Comprehensive loss attributable to Umatrin Holding Limited	$(332,110)	$(599,712)

Loss per common share - basic and diluted	$(0.00)	$(0.00)

Weighted average number of shares outstanding - basic and diluted	182,444,266	177,548,335

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Years Ended
	December 31,	December 31,
	2018	2017
Cash flows from operating activities
Net loss including noncontrolling interest	$(453,120)	$(728,261)
Adjustment to reconcile net loss from operations:
Depreciation expense	73,409	67,995
Changes in Operating Assets and Liabilities
Inventory	2,760	(18,508)
Prepaid tax	(29,744)	26,293
Other receivables and deposits	(7,882)	14,873
Accounts payable and accrued expenses	(3,979)	123,018
Other payables	(33,679)	166,197
Net cash used in operating activities	(452,235)	(348,393)

Cash flows from investing activities
Purchase of property and equipment	-	(16,523)
Advances made to related parties	(60,502)	(37,457)
Net cash provided by (used in) investing activities	(60,502)	(53,980)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	-	293,757
Proceeds/(Repayment) to related party, net	271,085	(49,682)
Proceeds/(Repayments) from term loan, net	(19,729)	(17,806)
Net cash provided by financing activities	251,356	226,269

Effect of exchange rate changes	224,719	115,929

Net increase (decrease) in cash and cash equivalents	(36,662)	(60,176)
Cash and cash equivalents at beginning of period	73,093	133,269
Cash and cash equivalents at end of period	$36,431	$73,093

Supplemental disclosures of cash flow information
Interest paid	$24,366	$22,675
Income taxes paid	$29,744	$86,082

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS' EQUITY

For the Years Ended December 31, 2018 and 2017

	Umatrin Holding Limited Shareholders'
					Accumulated
			Additional	Retained	Other
	Common Stock, $0.00001		Paid-In	Earnings	Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity

Balance, December 31, 2016	167,756,472	$1,678	$2,842,951	$(2,427,575)	$(148,725)	$92,980	$361,309
Proceeds from issuance of common stock	14,687,794	147	293,610				293,757
Net income (loss)				(610,771)		(117,490)	(728,261)
Cumulative translation adjustment					11,059	2,765	13,824
Balance, December 31, 2017	182,444,266	$1,825	$3,136,561	$(3,038,346)	$(137,666)	$(21,745)	$(59,371)
Net income (loss)				(383,859)		(69,261)	(453,120)
Cumulative translation adjustment					11,675	2,919	14,595
Balance, December 31, 2018	182,444,266	$1,825	$3,136,561	$(3,422,205)	$(125,991)	$(88,087)	$(497,897)

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2018

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
December 31, 2018	4.1737	4.0344
December 31, 2017	4.0573	4.2982

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2018. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

Related parties

The Company adopted ASC 850, Related Party Disclosures, for the identification of related parties and disclosure of related party transactions.

Risks and Uncertainties

The Company’s operations are subject to significant risks and uncertainties including financial, operational and regulatory risks, including the potential risk of business failure.

Commitments and contingencies

The Company adopted ASC 45020, Loss Contingencies, to report accounting for contingencies. Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is probable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Cash and cash equivalents

The Company considers all highly liquid investments with maturities of three months or less at the time of purchase to be cash equivalents.

The cash and cash equivalents for the year ended December 31, 2018 and December 31, 2017 were $36,431 and $73,093 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the year ended December 31, 2018 and 2017, respectively.

At December 31, 2018 and December 31, 2017, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the year ended December 31, 2018 and 2017.

Revenue Recognition

The Company adopted ASU 201409, Topic 606 on January 1, 2018, using the modified retrospective method. ASC 606 requires the use of a new five-step model to recognize revenue from customer contracts. The five-step model requires that the Company (i) identify the contract with the customer, (ii) identify the performance obligations in the contract, (iii) determine the transaction price, including variable consideration to the extent that it is probable that a significant future reversal will not occur, (iv) allocate the transaction price to the respective performance obligations in the contract, and (v) recognize revenue when (or as) the Company satisfies the performance obligation.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $19,285 and $3,490 for advertising and promotions expenses during the year ended December 31, 2018 and 2017, respectively.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 201601, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrumentspecific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrumentspecific credit risk would continue to be presented in net income, which is consistent with current guidance. The standard is effective beginning January 1, 2018 via a cumulativeeffect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. The adoption of this ASU did not have an impact on the consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU No. 201602, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a salestype and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 201409, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estatespecific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. The ASU is effective January 1, 2019. The Company is currently assessing this ASU’s impact on the consolidated results of operations and financial condition.

In August 2016, the FASB issued ASU No. 201615, Classification of Certain Cash Receipts and Cash Payments, which is intended to reduce diversity in practice in how certain cash receipts and payments are presented and classified in the statement of cash flows. The standard provides guidance in a number of situations including, among others, settlement of zerocoupon bonds, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, and distributions received from equity method investees. The ASU also provides guidance for classifying cash receipts and payments that have aspects of more than one class of cash flows. The ASU is effective January 1, 2018, with early adoption permitted. The standard requires application using a retrospective transition method. The adoption of the ASU did not have a material impact on the consolidated results of operations and financial condition.

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

In November 2016, the FASB issued ASU No. 201618, Restricted Cash, which clarifies guidance on the classification and presentation of restricted cash in the statement of cash flows. Under the ASU, changes in restricted cash and restricted cash equivalents would be included along with those of cash and cash equivalents in the statement of  cash flows. As  a  result, entities would no  longer present transfers between cash/equivalents and  restricted cash/equivalents in  the statement of cash flows. In addition, a reconciliation between the balance sheet and the statement of cash flows would be disclosed when the balance sheet  includes more than one line item for cash/equivalents and restricted cash/equivalents. The ASU is effective January 1, 2018, with early adoption permitted. Entities are required to apply the standard’s provisions on a retrospective basis. The ASU did not have a material impact on the Company’s consolidated results of operations and financial condition.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,422,205 as of December 31, 2018 which include a loss of $453,120 for the period ended December 31, 2018.

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	December 31,	December 31,
	2018	2017
Computer and software	$21,166	$21,773
Furniture and fittings	29,228	30,067
Office equipment	42,652	43,876
Renovations and improvements	341,486	351,285
Building	893,127	918,754
Land	219,135	225,423
Total	1,546,794	1,591,178
Less: accumulated depreciation	(679,492)	(409,100)
Net	$867,302	$1,182,078

The depreciation expense charged to general and administrative expenses were $73,409 and $67,995 for the year ended December 31, 2018 and 2017, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	December 31,	December 31,
	2018	2017	Purpose
Global Bizrewards Sdn. Bhd.	$301,963	$261,891	Advance
M1 Tech Sdn. Bhd.	24,747	20,252	Advance
Sportlight Academy Sdn. Bhd.	12,557	12,917	Advance
M1Elite Sdn. Bhd.	15,827	14,499	Advance
Hipland Realty Sdn. Bhd.	4,313	-	Advance
Total Due from	359,407	309,559

Due to related parties consists of the following:

	December 31,	December 31,
	2018	2017	Purpose
Dato Sri Warren Eu Hin Chai	$885,562	$763,882	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	163,243	47,195	Capital Advance
Total Due to	1,079,112	841,384

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $14,872 and $27,918 for the year ended December 31, 2018 and 2017, respectively.

6. STOCKHOLDERS’ EQUITY

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of December 31, 2018.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis until June 30, 2018.

The rent expenses were $14,872 and $27,918 for the year ended December 31, 2018 and 2017, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $59,899). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for December 31, 2018.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $493,501, of which 21,090 is due within one operating period and classified as short term, and $472,411 is due after one operating period, and has classified as long term.

Interest expenses were $24,366 and $22,675 for the year ended December 31, 2018 and 2017, respectively.

	December 31,	December 31,
	2018	2017
Repayable within 1 year.	$21,090	$20,709
Repayable within 2 year	22,094	21,695
Repayable within 3 year	23,145	22,728
Repayable within 4 year	24,236	23,808
Repayable within 5 year	25,352	24,932
Repayable after 5 year	377,584	413,408
Total Due from	493,501	527,280

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

As of December 31, 2018, UMHL has accumulated net operating losses of $3,422,205 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the year ended
	December 31,	December 31,
	2018	2017
Net loss before income taxes	(106,816)	(140,813)

Tax expenses (benefit) at the statutory tax rate	(35,250)	(46,468)
Tax effect of:
Valuation allowance	35,250	46,468
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2018	2017
Deferred tax asset
Net operating losses carry forwards	477,149	441,899

Valuation allowance	(477,149)	(441,899)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 18% (2017 : 18%) for the first MYR500,000 ($123,934) taxable income and 24% (2017 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the year ended
	December 31,	December 31,
	2018	2017
Net loss before income taxes	(346,304)	(475,073)

Tax expenses (benefit) at the statutory tax rate	(62,335)	(85,513)

Tax effects of:
Expenses not currently deductible	62,335	197,888
Income tax expense (benefit)	-	112,375

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2018	2017
Deferred tax asset
Expenses not currently deductible	10,280	10,575
Valuation allowance	-	-
Deferred tax assets, net	10,280	10,575

The Company has prepaid income tax of $105,214 and $78,656 as of December 31, 2018 and 2017, respectively.

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

As of December 31, 2018, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013 framework”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title

Dato’ Sri Warren Eu Hin Chai	41	President, CEO, CFO, Director
Dato’ Dr. William Lee Wun Loong	44	Vice President, Director
Dato’ Osmanthus Ang Kui Hwa	61	Director
Teoh Bi Shan	33	Director
Teng Ling Ching	38	Director

All of our directors hold offices until the next annual meeting of the shareholders of the Company, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the board of directors.

The following sets forth biographical information regarding the above Officers and Directors.

Dato’ Sri Warren Eu Hin Chai, Chairman of the Board, Chief Executive Officer, Chief Financial Officer, President and Director

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

Dato’ Osmanthus Ang Kui Hwa, Director

Dato’ Osmanthus Ang, a graduate who holds a Doctorate of Philosophy in Business from University of Wisconsin, United States of America. She has started her own business since 1985 offering beauty and design services. She was the Founder and Chairman of Jashen Interior Design and had led the business to growth steadily and successfully. Dato’ Osmanthus Ang is not only a successful entrepreneur, she has been actively involved in social causes. She is the Founder and President of United Commerce of Women, a non-governmental organization established to provide support to women especially single mother, to enhance their self-image, build their self-confidence and networks, to assist them to set up their own businesses or to form business partnerships. Her success in business and her contribution to society has been recognized and she was awarded with numerous awards, and one of them is “Darjah Kebesaran Mahkota Pahang Yang Amat Mulia Peringkat Kedua Darjah Indera Mahkota Pahang” with the title “Dato”.

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

Code of Ethics

We have not adopted a Code of Ethics applicable to our Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our current executive officer, for the years ended December 31, 2017 and 2018.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)

Dato’ Sri Warren Eu Hin Chai,	2018	$-	-	-	-	-	-	-	-
CEO, CFO & Director	2017	$-	-	-	-	-	-	-	-

Dato’ Dr. William Lee Wun Loong	2018	$-	-	-	-	-	-	-	-
Vice President & Director (1)	2017	$-	-	-	-	-	-	-	-

________________

(1)	Dato’ Dr. William Lee Wun Loong was appointed as our Vice President on January 2, 2017 and therefore did not receive any compensation during the fiscal years ended December 31, 2016.

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

Compensation of Directors

The following is a summary of the compensation we paid to the Directors of UMHL, for the years ended December 31, 2018 and 2017:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dato’ Sri Warren Eu Hin Chai	2018	44,616	-	-	-	-	-	-	44,616
	2017	41,878	-	-	-	-	-	-	41,878

Dato’ Dr. William Lee Wun Loong	2018	-	-	-	-	-	-	-	-
	2017	27,918	-	-	-	-	-	-	27,918

Dato’ Osmanthus Ang Kui Hwa	2018	3,718	-	-	-	-	-	-	3,718
	2017	13,959	-	-	-	-	-	-	13,959

Teoh Bi Shan	2018	29,744	-	-	-	-	-	-	29,744
	2017	31,641	-	-	-	-	-	-	31,641

Teng Ling Ching	2018	32,718	-	-	-	-	-	-	32,718
	2017	29,800	-	-	-	-	-	-	29,800

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dato’ Sri Warren Eu Hin Chai (2)	110,003,710	60.29%

Dato’ Dr. William Lee Wun Loong	27,414,100	15.03%

All Executives and Directors as a group (1 person)	137,417,810	75.32%

Other 5% shareholders:
Umatrin Group Ltd. (2)	10,003,710	5.48%

________________

(1)	Based on 182,444,266 shares of common stock outstanding as of April 15, 2019.
(2)

Including 100,000,000 shares held directly and 10,003,710 shares held indirectly through Umatrin Group Ltd. Principal office of Umatrin Group Ltd. is located at 24 Lesperance Complex Providence Industrial Estate, Maha T2 0000. Dato’ Sri Warren Eu Hin Chai, our CEO, CFO and director, is the sole stockholder of Umatrin Group Ltd. Through his position as the sole stockholder in Umatrin Group Ltd, Dato’ Sri has the sole voting and dispositive power to in the shares held by Umatrin Group Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due from related parties consists of the following:

	December 31,	December 31,
	2018	2017	Purpose
Global Bizrewards Sdn. Bhd.	$301,963	$261,891	Advance
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn Bhd)	24,747	20,252	Advance
Sportlight Academy Sdn. Bhd.	12,557	12,917	Advance
M1Elite Sdn. Bhd.	15,827	14,499	Advance
Hipland Realty Sdn. Bhd.	4,313	-	Advance
Total Due from	359,407	309,559

Due to related parties consists of the following:

	December 31,	December 31,
	2018	2017	Purpose
Dato Sri Warren Eu Hin Chai	$885,562	$763,882	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	163,243	47,195	Capital Advance
Total Due to	1,079,112	841,384

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
M1 Tech Sdn. Bhd. (fka. Fine Portal Sdn.Bhd.)	Related by common director, Dato’ Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $14,872 and $27,918 for the year ended December 31, 2018 and 2017, respectively.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountant for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2018	2017
Audit Fees	$30,000	$30,000
Audit Related Fees	0	0
Tax Fees	3,000	3,000
All Other Fees	0	0

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits

Exhibits #	Title

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated June 3, 2008 (2)
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 16, 2015 (3)
3.4	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 28, 2015 (3)
3.5	Bylaws (2)
10.1	Share Exchange Agreement, dated January 6, 2016, by and among Dato’ Sri Warren Eu Hin Chai, Dato’ Liew Kok Hong, the Company, and UMATRIN WORLDWIDE SDN BHD. (3)
10.2	Term Loan Agreement, dated December 23, 2014, by and between RHB Bank Berhad and UMATRIN WORLDWIDE SDN BHD. (3)
10.3	Sale and Purchase Agreement, dated November 12, 2014, by and between Mega Panorama Sdn Bhd. and UMATRIN WORLDWIDE SDN BHD. (3)
21.1	List of Subsidiaries (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
32.2+	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

______________

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 8, 2005.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 29, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: April 16, 2019	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dato’ Sri Warren Eu Hin Chai	President, Chief Executive Officer, Chief Financial Officer, and	April 16, 2019
Dato’ Sri Warren Eu Hin Chai	Director

/s/ Dato’ Dr. William Lee	Vice President and Director	April 16, 2019
Dato’ Dr. William Lee Wun Loong

/s/ Dato’ Osmanthus Ang Kui Hwa	Director	April 16, 2019
Dato’ Osmanthus Ang Kui Hwa

/s/ Teoh Bi Shan	Director	April 16, 2019
Teoh Bi Shan

/s/ Teng Ling Ching	Director	April 16, 2019
Teng Ling Ching

