Form 10-Q
period 2019-03-31
Umatrin Holding Ltd
filed 2019-05-15
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________________ to ________________

Commission file number: 00051190

UMATRIN HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Delaware	870814235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

315 Madison Ave, 3rd Floor PMB #3050 New York, NY	10017
(Address of principal executive offices)	(Zip Code)

(866) 8744888

Registrant’s telephone number, including area code

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation ST during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a nonaccelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b2 of the Exchange Act.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b2 of the Exchange Act). Yes ☐ No ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
N/A

As of May 13, 2019, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

	March 31,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$60,302	$36,431
Inventory	49,998	17,971
Prepaid tax	111,844	105,214
Deferred tax assets	10,520	10,280
Due from related parties	385,754	359,407
Total Current Assets	618,418	529,303
Land, property and equipment, net	869,624	867,302
Deposits	21,998	29,402
Total Assets	1,510,040	1,426,007

Liabilities
Current Liabilities
Term loan payable-current portion	21,836	21,090
Accounts payable and accrued expenses	149,375	155,572
Other payables	200,299	195,719
Due to related parties	1,148,509	1,079,112
Total Current Liabilities	1,520,019	1,451,493
Term loan payable-long term	478,401	472,411
Total Liabilities	1,998,420	1,923,904

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(3,410,188)	(3,422,205)
Accumulated other comprehensive loss	(134,138)	(125,991)
Total Umatrin Holding Limited Stockholders' Equity	(405,940)	(409,810)
Non-controlling interest	(82,440)	(88,087)
Total Equity	(488,380)	(497,897)
Total Liabilities and Stockholders’ Equity	$1,510,040	$1,426,007

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Sales	$154,799	$73,258
Cost of sales	25,974	9,377
Gross profit	128,825	63,881

Operating expenses
Selling, general & administrative expenses	103,013	135,025
Total operating expenses	103,013	135,025

Profit (Loss) from operations	25,812	(71,144)

Other income (expenses)
Interest expense	(6,111)	(6,370)
Total other income (expenses)	(6,111)	(6,370)

Net profit (loss) before income taxes	19,701	(77,514)

Provision for income taxes	-	-

Net profit (loss)	$19,701	$(77,514)

Less: Net profit/(loss) attributable to non-controlling interest	$7,683	$(15,402)

Net profit (loss) attributable to Umatrin Holding Limited	$12,017	$(62,112)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	10,184	6,989

Comprehensive income (loss)	29,885	(70,525)

Comprehensive profit/(loss) attributable to the non-controlling interest	13,330	(14,004)

Comprehensive income (loss) attributable to Umatrin Holding Limited	$16,555	$(56,521)

Loss per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2019	2018
Cash flows from operating activities
Net profit (loss) including noncontrolling interest	$19,701	$(77,514)
Adjustment to reconcile net profit (loss) from operations:
Depreciation expense	18,098	18,865
Changes in Operating Assets and Liabilities
Inventory	(31,507)	(5,341)
Prepaid tax	(4,155)	(22,932)
Other receivables and deposits	8,066	1,911
Accounts payable and accrued expenses	(10,422)	(2,278)
Other payables	3,500	124,936
Net cash used in operating activities	3,280	37,648

Cash flows from investing activities
Advances made to related parties	(17,882)	(26,929)
Net cash provided by (used in) investing activities	(17,882)	(26,929)

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	42,526	(83,240)
Proceeds/(Repayments) from term loan, net	(4,795)	(4,852)
Net cash provided by financing activities	37,730	(88,092)

Effect of exchange rate changes	743	56,716

Net increase (decrease) in cash and cash equivalents	23,871	(20,655)
Cash and cash equivalents at beginning of period	36,431	73,093
Cash and cash equivalents at end of period	$60,302	$52,437

Supplemental disclosures of cash flow information
Interest paid	$6,111	$6,370
Income taxes paid	$4,155	$22,932

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS' EQUITY

For the Three Month Ended March 31, 2019 (Unaudited) and Year ended December 31, 2018

	Umatrin Holding Limited Shareholders'
					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2017	182,444,266	$1,825	$3,136,561	$(3,038,346)	$(137,666)	$(21,745)	$(59,371)
Net income (loss)				(383,859)		(69,261)	(453,120)
Cumulative translation adjustment					11,675	2,919	14,594
Balance, December 31, 2018	182,444,266	$1,825	$3,136,561	$(3,422,205)	$(125,991)	$(88,087)	$(497,897)
Net income (loss)				12,017		7,684	19,701
Cumulative translation adjustment					(8,147)	(2,037)	(10,184)
Balance, March 31, 2019 (Unaudited)	182,444,266	$1,825	$3,136,561	$(3,410,188)	$(134,138)	$(82,440)	$(488,380)

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2019

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

Interim Financial Statements

The accompanying unaudited financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) applicable to interim financial information and the requirements of Form 10-Q and Rule 8-03 of Regulation S-X of the Securities and Exchange Commission. Accordingly, they do not include all of the information and disclosure required by accounting principles generally accepted in the United States of America for complete financial statements. Interim results are not necessarily indicative of results for a full year. In the opinion of management, all adjustments considered necessary for a fair presentation of the financial position and the results of operations and cash flows for the interim periods have been included. These interim financial statements should be read in conjunction with the audited financial statements for the year ended December 31, 2018, as not all disclosures required by generally accepted accounting principles for annual financial statements are presented. The interim financial statements follow the same accounting policies and methods of computations as the audited financial statements for the year ended December 31, 2018.

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
March 31, 2019	4.0783	4.0912
December 31, 2018	4.1737	4.0344
March 31, 2018	3.8602	3.9247

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2019. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended March 31, 2019 and December 31, 2018 were $60,302 and $36,431 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended March 31, 2019 and 2018, respectively.

At March 31, 2019 and December 31, 2018, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2019 and 2018.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the three months ended March 31, 2019 and 2018, respectively.

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

Recent Accounting Pronouncements

In February 2016, the FASB issued ASU 2016-02, Leases (Topic 842), which supersedes ASC 840, Leases. This ASU is based on the principle that entities should recognize assets and liabilities arising from leases. The ASU does not significantly change the lessees’ recognition, measurement and presentation of expenses and cash flows from the previous accounting standard. Leases are classified as finance or operating. The ASU’s primary change is the requirement for entities to recognize a lease liability for payments and a right of use asset representing the right to use the leased asset during the term on operating lease arrangements. Lessees are permitted to make an accounting policy election to not recognize the asset and liability for leases with a term of twelve months or less. Lessors’ accounting under the ASC is largely unchanged from the previous accounting standard. In addition, the ASU expands the disclosure requirements of lease arrangements. Lessees and lessors will use a modified retrospective transition approach, which includes a number of practical expedients. For the Company, the ASU is effective January 1, 2019. The Company does not have any lease that is more than 12 months at the time adoption therefore this ASU does not have any impact on the Company’s results of operations and financial condition.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,410,188 as of March 31, 2019 which include a profit of $12,017 for the three months period ended March 31, 2019.

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	March 31,	December 31,
	2019	2018
Computer and software	$21,846	$21,166
Furniture and fittings	29,912	29,228
Office equipment	43,650	42,652
Renovations and improvements	349,476	341,486
Building	914,023	893,127
Land	224,262	219,135
Total	1,583,169	1,546,794
Less: accumulated depreciation	(713,545)	(679,492)
Net	$869,624	$867,302

The depreciation expense charged to general and administrative expenses were $18,098 and $18,865 for the three months ended March 31, 2019 and 2018, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	March 31,	December 31,
	2019	2018	Purpose
Global Bizrewards Sdn. Bhd.	$326,927	$301,963	Advance
M1 Tech Sdn. Bhd.	25,365	24,747	Advance
Sportlight Academy Sdn. Bhd.	12,851	12,557	Advance
M1Elite Sdn. Bhd.	16,197	15,827	Advance
Hipland Realty Sdn. Bhd.	4,414	4,313	Advance
Total Due from	385,754	359,407

Due to related parties consists of the following:

	March 31,	December 31,
	2019	2018	Purpose
Dato Sri Warren Eu Hin Chai	$951,307	$885,562	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	166,895	163,243	Capital Advance
Total Due to	1,148,509	1,079,112

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $nil and $7,644 for the three months ended March 31, 2019 and 2018, respectively.

6. STOCKHOLDERS’ EQUITY

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of March 31, 2019.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis up until June 30, 2018. Due to the business condition, the Company rent the office space.

The rent expenses were $nil and $7,644 for the three months ended March 31, 2019 and 2018, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for March 31, 2019.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $500,237, of which 21,836 is due within one operating period and classified as short term, and $478,401 is due after one operating period, and has classified as long term.

Interest expenses were $6,111 and $6,370 for the three months ended March 31, 2019 and 2018, respectively.

	March 31,	December 31,
	2019	2018
Repayable within 1 year.	$21,836	$21,090
Repayable within 2 year	22,875	22,094
Repayable within 3 year	23,962	23,145
Repayable within 4 year	25,085	24,236
Repayable within 5 year	26,238	25,352
Repayable after 5 year	380,241	377,584
Total Due from	500,237	493,501

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

As of March 31, 2019, UMHL has accumulated net operating losses of $3,410,188 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2019	2018
Net income (loss) before income taxes	(18,716)	(106)

Tax expenses (benefit) at the statutory tax rate	(3,930)	-
Tax effect of:
Valuation allowance	3,930	106
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2019	2018
Deferred tax asset
Net operating losses carry forwards	468,260	464,330
Valuation allowance	(468,260)	(464,330)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2018 : 18%) for the first MYR500,000 ($123,934) taxable income and 24% (2018 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	December 31,
	2019	2018
Net profit/(loss) before income taxes	38,417	(346,304)

Tax expenses (benefit) at the statutory tax rate	6,530	(62,335)
Tax effects of:
Expenses not currently deductible	(6,530)	62,335
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2018	2018
Deferred tax asset
Expenses not currently deductible	10,520	10,280
Valuation allowance	-	-
Deferred tax assets, net	10,520	10,280

The Company has prepaid income tax of $111,844 and $105,214 as of March 31, 2019 and December 31, 2018, respectively.

10. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forwardlooking statements”. Forwardlooking statements are statements other than historical information or statements of current condition. Some forwardlooking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forwardlooking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forwardlooking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Umatrin, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. Umatrin has curated nontoxic beauty, personal care to health and wellness products. We market our products through three primary methods: direct contact, online distribution and/or by our dealer program. We apply leading O2O (Online to Offline) marketing strategy to both retail and wholesale trade. We provide technology and services to enable consumers, merchants and other participants to conduct business in our cloud based trading system. We use advanced network technology and rigorous management system to create unlimited business brand space. Without allocating large sums of operating cost, it continuously introduces new products, combined with O2O internet business model and career opportunities.

Results of Operations

Comparison for the three months ended March 31, 2019 and 2018

Sales

For the three months ended March 31, 2019, the Company generated $154,799 in revenues, which represented an increase of $81,541, or 111% compared to the three months ended March 31, 2018. This was due to increase in sales volume for Akero product series.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $128,825 for the three months ended March 31, 2019, which represented an increase of $64,944 or 101% compared to the three months ended March 31, 2018. This was due to increase in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the three months ended March 31, 2019 and 2018. Selling, general and administrative costs decreased from $135,025 for the three months ended March 31, 2018 to $103,013 for the three months ended March 31, 2019. The decrease was due to decrease in operating cost such as reduction in salaries and wages.

Net income

For the three months ended March 31, 2019, the Company had $12,017 in net profit as compared to $62,112 in net loss for the three months ended March 31, 2018, which represented a decrease in net loss of $74,129. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $60,302 and $36,431 as of March 31, 2019 and December 31, 2018, respectively.

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

The following table sets forth information about our net cash flow for the three months ended March 31, 2019 and 2018:

	For the three months ended
	March 31,	March 31,
	2019	2018
Net cash provided by (used in) operating activities	3,280	37,648
Net cash provided by (used in) investing activities	(17,882)	(26,929)
Net cash provided by (used in) financing activities	37,730	(88,092)

Operating Activities

For the three months ended March 31, 2019 we generate $3,280 in operating activities as compared to generating $37,648 in operating activities during the three months ended March 31, 2018. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the three months ended March 31, 2019 we used $17,882 in investing activities as compared to using $26,929 in investing activities during the three months ended March 31, 2018. The movement in net cash used in investing activity resulted from the movement in purchase of property and equipment as the Company expanded its operation and advances made to related parties.

Financing Activities

During the three months ended March 31, 2019, we generated $37,730 in financing activities as compared to using $88,092 in financing activities during the three months ended March 31, 2018.

During the three months ended March 31, 2019, the net cash provided by financing activities resulted from net repayment to related party of $42,526 and net repayment to term loan of $4,795.

During the three months ended March 31, 2018, the net cash provided by financing activities resulted from net repayment to related party of $83,240 and net repayment to term loan of $4,852.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both March 31, 2019 and December 31, 2018.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $6,111 and $6,370 for the three months ended March 31, 2019 and 2018, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of March 31, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the three months ended March 31, 2019 and 2018 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,410,188 as of March 31, 2019 which include a profit of $12,017 for the three months ended March 31, 2019. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Item 3. Quantitative and Qualitative Disclosures about Market Risk.

Not applicable because we are a smaller reporting company.

Item 4. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a15(e) and 15d15(e)). Based upon that evaluation, our principal executive officer and principal financial officer concluded that, as of the end of the period covered in this report, our disclosure controls and procedures were not effective to ensure that information required to be disclosed in reports filed under the Securities Exchange Act of 1934 is recorded, processed, summarized and reported within the required time periods and is accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure.

Our internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

The matters involving internal controls and procedures that our management considered to be material weaknesses under the standards of the Public Company Accounting Oversight Board were lack of a functioning audit committee due to a lack of a majority of independent members; lack of a majority of outside directors on board of directors, resulting in ineffective oversight in the establishment and monitoring of required internal controls and procedures; inadequate segregation of duties consistent with control objectives and affecting the functions of authorization, recordkeeping, custody of assets, and reconciliation; and, management dominated by a single individual/small group without adequate compensating controls.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2019.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibits #	Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the SarbanesOxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the SarbanesOxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

___________

+ In accordance with the SEC Release 338238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMATRIN HOLDING LIMITED

Dated: May 15, 2019	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

