Form 10-Q
period 2019-06-30
Umatrin Holding Ltd
filed 2019-08-14
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

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
N/A

As of August 13, 2019, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2019

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

	June 30,	December 31,
	2019	2018
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$151,544	$36,431
Inventory	82,538	17,971
Prepaid tax	48,441	105,214
Deferred tax assets	10,317	10,280
Due from related parties	280,528	359,407
Total Current Assets	573,368	529,303
Land, property and equipment, net	837,693	867,302
Deposits	21,574	29,402
Total Assets	1,432,635	1,426,007

Liabilities
Current Liabilities
Term loan payable-current portion	21,666	21,090
Accounts payable and accrued expenses	167,265	155,572
Other payables	196,435	195,719
Due to related parties	952,055	1,079,112
Total Current Liabilities	1,337,421	1,451,493
Term loan payable-long term	464,207	472,411
Total Liabilities	1,801,628	1,923,904

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(3,323,886)	(3,422,205)
Accumulated other comprehensive loss	(128,561)	(125,991)
Total Umatrin Holding Limited Stockholders' Equity	(314,061)	(409,810)
Non-controlling interest	(54,933)	(88,087)
Total Equity	(368,994)	(497,897)
Total Liabilities and Stockholders Equity	$1,432,634	$1,426,007

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018
Sales	$439,167	$71,955	$593,966	$145,213
Cost of sales	68,417	8,988	94,391	18,365
Gross profit	370,750	62,967	499,575	126,848

Operating expenses
Selling, general & administrative expenses	252,309	130,742	355,322	265,767
Total operating expenses	252,309	130,742	355,322	265,767

Profit/(Loss) from operations	118,441	(67,775)	144,253	(138,919)

Other income (expenses)
Interest expense	(6,027)	(6,333)	(12,138)	(12,703)
Total other income (expenses)	(6,027)	(6,333)	(12,138)	(12,703)

Net profit/(loss) before income taxes	112,414	(74,108)	132,115	(151,622)

Provision for income taxes	-	-	-	-

Net profit/(loss)	112,414	(74,108)	$132,115	$(151,622)

Less: Net profit/(loss) attributable to non-controlling interest	26,113	(12,891)	$33,796	$(28,293)

Net profit/(loss) attributable to Umatrin Holding Limited	$86,301	$(61,216)	$98,319	$(123,328)

Other comprehensive loss, net of tax
Foreign currency translation adjustment	(6,972)	(9,858)	3,212	(2,869)

Comprehensive loss	105,442	(83,966)	135,327	(154,491)

Comprehensive profit/(loss) attributable to the non-controlling interest	53,620	(42,009)	66,950	(56,013)

Comprehensive loss attributable to Umatrin Holding Limited	$51,822	$(41,957)	$68,377	$(98,478)

Loss per common share - basic and diluted	$0.00	$(0.00)	$0.00	$(0.00)

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2019	2018
Cash flows from operating activities
Net profit/(loss) including noncontrolling interest	$132,115	$(151,622)
Adjustment to reconcile net profit/(loss) from operations:
Depreciation expense	35,949	37,621
Changes in Operating Assets and Liabilities
Inventory	(65,117)	(5,287)
Prepaid tax	57,704	(30,487)
Other receivables and deposits	8,011	1,905
Accounts payable and accrued expenses	8,151	(8,707)
Other payables	3,500	(41,101)
Net cash used in operating activities	180,313	(197,677)

Cash flows from investing activity
Purchase of property and equipment	(2,851)	-
Net cash provided by (used in) investing activity	(2,851)	-

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	(51,859)	168,562
Proceeds/(Repayments) from term loan, net	(9,526)	(9,822)
Net cash provided by financing activities	(61,385)	158,740

Effect of exchange rate changes	(964)	8,613

Net increase (decrease) in cash and cash equivalents	115,113	(30,324)
Cash and cash equivalents at beginning of period	36,431	73,093
Cash and cash equivalents at end of period	$151,544	$42,769

Supplemental disclosures of cash flow information
Interest paid	$12,138	$12,703
Income taxes (refund)/paid	$(57,704)	$30,487

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS' EQUITY

	Umatrin Holding Limited Shareholders'
					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2017	182,444,266	$1,825	$3,136,561	$(3,038,346)	$(137,666)	$(21,745)	$(59,371)
Net income (loss)				(383,859)		(69,261)	(453,120)
Cumulative translation adjustment					11,675	2,919	14,594
Balance, December 31, 2018 (Audited)	182,444,266	$1,825	$3,136,561	$(3,422,205)	$(125,991)	$(88,087)	$(497,897)
Net income (loss)				98,319		33,796	132,115
Cumulative translation adjustment					(2,570)	(642)	(3,212)
Balance, June 30, 2019 (Unaudited)	182,444,266	$1,825	$3,136,561	$(3,323,886)	$(128,561)	$(54,933)	$(368,994)

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2019

(UNAUDITED)

1. ORGANIZATION

Umatrin Holding Limited (formerly known as Golden Opportunities Corporation) (“ UMHL” ) was incorporated in the state of Delaware on February 2, 2005. UMHL was originally incorporated in order to locate and negotiate with a targeted business entity for the combination of that target company with the Company.

On January 6, 2016, UMHL acquired 80% of the equity interests of U Matrin Worldwide SDN. BHD. (“ Umatrin” ) in exchange for the issuance of a total of 100,000,000 shares of its common stock to the two holders of Umatrin, Dato’ Sri Eu Hin Chai and Dato’ Liew Kok Hong. Immediately following the Share Exchange, the business of Umatrin became the business of UMHL.

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

Umatrin Holding Limited and its subsidiary U Matrin Worldwide SDN. BHD. shall be referred as the “ Company” .

The organization structure as follows:

Umatrin Holding Ltd. (USA)
80%

U Matrin Worldwide SDN BHD (Malaysia)

2. SIGNIFICANT ACCOUNTING POLICIES

Basis of presentation

The accompanying consolidated financial statements and related notes have been prepared in accordance with generally accepted accounting principles in the United States (“ US GAAP” ).

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

Functional and presentation currency

The functional currency of Umatrin is the currency of the primary economic environment in which the Company operates which is Malaysia Ringgit (“ MYR” ).

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
June 30, 2019	4.1585	4.1191
December 31, 2018	4.1737	4.0344
June 30, 2018	4.0350	3.9361

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

Accounting Standards Codification (“ ASC” ) 820, Fair Value Measurements and Disclosures, defines fair value as the exchange price that would be received for an asset or paid to transfer a liability (an exit price) in the principal or most advantageous market for the asset or liability in an orderly transaction between market participants on the measurement date. ASC 820 also establishes a fair value hierarchy that distinguishes between (1) market participant assumptions developed based on market data obtained from independent sources (observable inputs) and (2) an entity’s own assumptions about market participant assumptions developed based on the best information available in the circumstances (unobservable inputs). The fair value hierarchy consists of three broad levels, which gives the highest priority to unadjusted quoted prices in active markets for identical assets or liabilities (Level 1) and the lowest priority to unobservable inputs (Level 3). The three levels of the fair value hierarchy are described below:

Level 1	Quoted market prices available in active markets for identical assets or liabilities as of the reporting date.

Level 2	Pricing inputs other than quoted prices in active markets included in Level 1, which are either directly or indirectly observable as of the reporting date.

Level 3	Pricing inputs that are generally observable inputs and not corroborated by market data.

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2019. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended June 30, 2019 and December 31, 2018 were $151,544 and $36,431 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the six months ended June 30, 2019 and 2018, respectively.

At June 30, 2019 and December 31, 2018, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2019 and 2018.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the six months ended June 30, 2019 and 2018, respectively.

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “ FASB” ) ASC 220 Reporting Comprehensive Income, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general purpose financial statements. The Company’s comprehensive income (loss) consists of net income (loss) and foreign currency translation adjustments.

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

Recent Accounting Pronouncements

In January 2016, the FASB issued ASU No. 2016-01, Recognition and Measurement of Financial Assets and Financial Liabilities, which revises the accounting related to (1) the classification and measurement of investments in equity securities and (2) the presentation of certain fair value changes for financial liabilities measured at fair value. The ASU also amends certain disclosure requirements associated with the fair value of financial instruments. The new guidance requires the fair value measurement of investments in equity securities and other ownership interests in an entity, including investments in partnerships, unincorporated joint ventures and limited liability companies (collectively, equity securities) that do not result in consolidation and are not accounted for under the equity method. Entities will need to measure these investments and recognize changes in fair value in net income. Entities will no longer be able to recognize unrealized holding gains and losses on equity securities they classify under current guidance as available for sale in other comprehensive income (OCI). They also will no longer be able to use the cost method of accounting for equity securities that do not have readily determinable fair values. Instead, for these types of equity investments that do not otherwise qualify for the net asset value practical expedient, entities will be permitted to elect a practicability exception and measure the investment at cost less impairment plus or minus observable price changes (in orderly transactions). The ASU also establishes an incremental recognition and disclosure requirement related to the presentation of fair value changes of financial liabilities for which the fair value option (FVO) has been elected. Under this guidance, an entity would be required to separately present in OCI the portion of the total fair value change attributable to instrument-specific credit risk as opposed to reflecting the entire amount in earnings. For derivative liabilities for which the FVO has been elected, however, any changes in fair value attributable to instrument-specific credit risk would continue to be presented in net income, which is consistent with current guidance. The standard is effective beginning January 1, 2018 via a cumulative-effect adjustment to beginning retained earnings, except for guidance relative to equity securities without readily determinable fair values which is applied prospectively. ’’ The adoption of this ASU did not have any impact on the Company’s consolidated results of operations and financial condition.

In February 2016, the FASB issued ASU No. 2016-02, Leases, replacing existing lease accounting guidance. The new standard introduces a lessee model that would require entities to recognize assets and liabilities for most leases, but recognize expenses on their income statements in a manner similar to current accounting. The ASU does not make fundamental changes to existing lessor accounting. However, it modifies what qualifies as a sales-type and direct financing lease and related accounting and aligns a number of the underlying principles with those of the new revenue standard, ASU No. 2014-09, such as evaluating how collectability should be considered and determining when profit can be recognized. The guidance eliminates existing real estate-specific provisions and requires expanded qualitative and quantitative disclosures. The standard requires modified retrospective transition by which it is applied at the beginning of the earliest comparative period presented in the year of adoption. The ASU is effective January 1, 2019. The Company adopted the new standard on January 1, 2019 using the modified retrospective method of adoption. The transition method expedient which allows entities to initially apply the requirements by recognizing a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. As a result of electing this transition method, prior periods have not been restated. The adoption of this ASU did not have any impact on the Company’s consolidated results of operations and financial condition as the Company did not have any leases at the time of adoption.

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,323,886 as of June 30, 2019 which include a profit of $132,115 for the six months period ended June 30, 2019.

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	June 30,	December 31,
	2019	2018
Computer and software	$21,434	$21,166
Furniture and fittings	29,335	29,228
Office equipment	42,808	42,652
Renovations and improvements	345,370	341,486
Building	896,398	893,127
Land	219,938	219,135
Total	1,555,283	1,546,794
Less: accumulated depreciation	(717,590)	(679,492)
Net	$837,693	$867,302

The depreciation expense charged to general and administrative expenses were $35,949 and $37,621 for the six months ended June 30, 2019 and 2018, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	June 30,	December 31,
	2019	2018	Purpose
Global Bizrewards Sdn. Bhd.	$276,200	$301,963	Advance
M1 Tech Sdn. Bhd.	-	24,747	Advance
Sportlight Academy Sdn. Bhd.	-	12,557	Advance
M1Elite Sdn. Bhd.	-	15,827	Advance
Hipland Realty Sdn. Bhd.	4,328	4,313	Advance
Total Due from	280,528	359,407

Due to related parties consists of the following:

	June 30,	December 31,
	2019	2018	Purpose
Dato Sri Warren Eu Hin Chai	$892,470	$885,562	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	29,278	163,243	Capital Advance
Total Due to	952,055	1,079,112

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
M1 Tech Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Hipland Realty Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $nil and $15,243 for the six months ended June 30, 2019 and 2018, respectively.

6. STOCKHOLDERS’ EQUITY

Equity – Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of June 30, 2019.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis until June 30, 2018.

The rent expenses were $nil and $15,243 for the six months ended June 30, 2019 and 2018, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“ BLR” ) with daily rests. The BLR is currently at 6.85% for June 30, 2019.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $485,873, of which $21,666 is due within one year and classified as short term, and $464,207 is due after one year, and has classified as long term.

Interest expenses were $12,138 and $12,703 for the six months ended June 30, 2019 and 2018, respectively.

	June 30,	December 31,
	2019	2018
Repayable within 1 year.	$21,666	$21,090
Repayable within 2 year	22,696	22,094
Repayable within 3 year	23,774	23,145
Repayable within 4 year	24,880	24,236
Repayable within 5 year	26,023	25,352
Repayable after 5 year	366,834	377,584
Total Due from	485,873	493,501

9. PROVISION FOR TAXES

United States

Umatrin Holding Ltd (“ UMHL” ) is established in the State of Delaware in United States and is subject to Delaware State and US Federal tax laws. UMHL has not recognized an income tax benefit for its operating losses based on uncertainties concerning its ability to generate taxable income in future periods. The tax benefit for the periods presented is offset by a valuation allowance established against deferred tax assets arising from the net operating losses and other temporary differences, the realization of which could not be considered more likely than not. Further, the benefit from utilization of NOL carry forwards could be subject to limitations due to material ownership changes that could occur in the Company as it continues to raise additional capital. Based on such limitations, the Company has significant NOLs for which realization of tax benefits is uncertain. In future periods, tax benefits and related deferred tax assets will be recognized when management considers realization of such amounts to be more likely than not.

As of June 30, 2019, UMHL has accumulated net operating losses of $3,323,886 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	December 31,
	2019	2018
Net loss before income taxes	(18,716)	(106,816)

Tax expenses (benefit) at the statutory tax rate	(6,176)	(35,250)
Tax effect of:
Valuation allowance	6,176	35,250
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2019	2018
Deferred tax asset
Net operating losses carry forwards	483,325	477,149

Valuation allowance	(483,325)	(477,149)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2018 : 18%) for the first MYR500,000 ($123,934) taxable income and 24% (2018 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	December 31,
	2019	2018
Net profit/(loss) before income taxes	168,980	(346,304)

Tax expenses (benefit) at the statutory tax rate	30,416	(62,335)

Tax effects of:

Utilization of deferred tax assets previously not recognized	(30,416)	-
Expenses not currently deductible	-	62,335
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2019	2018
Deferred tax asset
Expenses not currently deductible	10,317	10,280
Valuation allowance	-	-
Deferred tax assets, net	10,317	10,280

The Company has prepaid income tax of $48,441 and $105,214 as of June 30, 2019 and December 31, 2018, respectively.

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

Results of Operations

Comparison for the three months ended June 30, 2019 and 2018

Sales

For the three months ended June 30, 2019, the Company generated $439,167 in revenues, which has an increase of $367,212, or 510% compared to the three months ended June 30, 2018. This is due to increase in sales volume for Akero product series. The Company has been implementing new marketing strategies to improve sales. Hence, we have been repackaging the products

Gross profit and gross margin

The Company was able to generate a gross profit margin of $370,750 for the three months ended June 30, 2019, which has an increase of $307,783 or 488% compared to the three months ended June 30, 2018. This is due to increase in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the three months ended June 30, 2019 and 2018. Selling, general and administrative costs increased from $130,742 for the three months ended June 30, 2018 to $252,309 for the three months ended June 30, 2019. The increase is due to increase in operating cost such as increase in commission expenses, printing and stationeries. We have been repackaging the products and providing commissions to sales people.

Net income

For the three months ended June 30, 2019, the Company had $112,414 in net profit as compared to $74,108 in net loss for the three months ended June 30, 2018, which was an increase in net profit of $186,522. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the six months ended June 30, 2019 and 2018

Sales

For the six months ended June 30, 2019, the Company generated $593,966 in revenues, which has an increase of $448,753, or 309% compared to the six months ended June 30, 2018. This is due to increase in sales volume for Akero product series.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $499,575 for the six months ended June 30, 2019, which has an increase of $372,727 or 293% compared to the six months ended June 30, 2018. This is due to increase in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the six months ended June 30, 2019 and 2018. Selling, general and administrative costs increased from $265,767 for the six months ended June 30, 2018 to $355,322 for the six months ended June 30, 2019. The increase is due to increase in operating cost such as increase in commission expenses, printing and stationeries. We have been repackaging the products and providing commissions to sales people.

Net income

For the six months ended June 30, 2019, the Company had $132,115 in net profit as compared to $151,622 in net loss for the six months ended June 30, 2018, which was an increase in net profit of $283,737. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $151,544 and $36,431 as of June 30, 2019 and December 31, 2018, respectively.

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

The following table sets forth information about our net cash flow for the six months ended June 30, 2019 and 2018:

	For the six months ended
	June 30,	June 30,
	2019	2018
Net cash provided by (used in) operating activities	180,313	(197,677)
Net cash provided by (used in) investing activities	(2,851)	-
Net cash provided by (used in) financing activities	(61,385)	158,740

Operating Activities

For the six months ended June 30, 2019 we generated $180,313 in operating activities as compared to using $197,677 in operating activities during the six months ended June 30, 2018. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the six months ended June 30, 2019 we used $2,851 in investing activities as compared to using $nil in investing activities during the six months ended June 30, 2018. The movement in net cash used in investing activity resulted from purchase of equipment.

Financing Activities

During the six months ended June 30, 2019, we used $61,385 in financing activities as compared to generating $158,740 in financing activities during the six months ended June 30, 2018.

During the six months ended June 30, 2019, the net cash provided by financing activities resulted from net repayment to related party of $51,859 and net repayment to term loan of $9,526.

During the six months ended June 30, 2018, the net cash provided by financing activities resulted from net proceeds received from related party of $168,562 and net repayment to term loan of $9,822.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both June 30, 2019 and December 31, 2018.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $12,138 and $12,703 for the six months ended June 30, 2019 and 2018, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of June 30, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the six months ended June 30, 2019 and 2018 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,323,886 as of June 30, 2019 which include a profit of $132,115 for the six months ended June 30, 2019. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2019, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2019.

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

________

+ In accordance with the SEC Release 338238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMATRIN HOLDING LIMITED

Dated: August 13, 2019	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

