Form 10-K
period 2019-12-31
Umatrin Holding Ltd
filed 2020-06-01
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-211289

UMATRIN HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Delaware	87-0814235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32, JALAN RADIN BAGUS 3, BANDAR BARU SRI PETALING, KUALA LUMPUR	57000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603) 1700-81-8988

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class:	Name of each exchange on which registered:
None	None

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

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $844,827.06 based on 42,241,353 non-affiliates shares of common stock of $0.02 per share as of June 30, 2019.

As of May 29, 2020, the number of shares of common stock of the registrant outstanding is 182,444,266, par value $0.00001 per share.

RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

Umatrin Holding Limited (the “Company”) is filing this Annual Report on Form 10-K (the “Annual Report”) for fiscal year ended December 31, 2019 pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Annual Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On March 30, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days due to circumstances related to the COVID-19 pandemic. The local Malaysia government issued a movement control order starting March 18, 2020 till March 31, 2020, which was subsequently extended to April 14, 2020 thereafter extended to April 28, 2020 and to May 12, 2020. During the above period, all businesses are closed and cannot operate as usual. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members in March, April and May including the temporary closures of its offices and having team members work remotely. Such restrictive measures caused a delay in the preparation of the financial statements and consequently a delay in the completion of the Company’s financial statements for the Annual Report. As a result, the Company was unable to timely file the Annual Report without the extension provided for by the Order.

2

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

Main Business Activities

Umatrin aims to provide healthy and youthfulness to the consumer through our extensive research and development conducted by our certified dermatologist and pharmacist partners.

Our Products

We have curated non-toxic beauty, personal care to health and wellness products. The principal markets for Umatrin’s products are in Malaysia as well as Asia countries. We market out products through three primary methods: direct contact, online distribution and/or by our dealer program. Our marketing and sales teams work closely together to maintain a high standard of service to our customers. Each and every new product launched will be communicated to our existing customers and to the public. Since September 2014, our best seller products include:

(a) AkeroAfatelo

Akero Afatelo is a nutrient product which contains telomerase and spirulina as the main ingredients. This product is produce by nanotechnology. Akero Afatelo contains agrobacterium, a kind of edible rare blue-green algae that lives in fresh water. Therefore, this product is organic and non-toxic, with higher nutrient value compare to spirulina chorella. It contains strong vitality and can be quickly absorbed by human body without excessive decomposition. It was recognized by the United Nations Food Conference as “the most ideal food for human being” and the World Health Organization referred it as “the best health care product for human in the 21st century”.

(b) Akero Karela

Bitter gourd is not the popular vegetable to eat on its own. However, bitter gourd is important especially for the liver. It can detoxify and lower blood fat. Akero Karela made with bitter gourd peptides provide human body with the desired nutrient balance, activate cells and strengthen the body organs. It also help to improve your health, prevents constipation and prevents toxins from accumulating in your body.

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

(d) SOPHIELICIOUS

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

(e) AKERO SECRET ANTI-AGING SKIN CARE GOLD SERIES

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

(f) AKERO Beauty Serum

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

(g) AKERO Fruit Juice - Resveratrol Natural Antioxidants

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

(h) AKERO Gold Mask

Akero Gold Mask helps to renew skin, improve blood circulation and is high in antioxidants and minerals. The effects of this product are seen almost immediately with visible improvement to the skin firmness and reduction of the appearance of fine lines and wrinkles. It provides instant skin clarity and toning leaving your skin looking radiant, youthful and revitalize.

 (i) AKERO Warming Lipstick

Akero Warming Lipstick contains 100% natural ingredients and does not contain any sort of toxins, irritants or paraffin which may bring harm to the lips. This lipstick has fullerene which helps to enhance the vitality and give nourishment for the lips. Moreover, it contains bitter ginseng root extract for lips protection and sodium hyaluronic acid to lock the moisture in the lips. Akero Warming Lipstick also contains Vitamin E which improves the lips texture. The most important feature of Akero Warming Lipstick is, it is manufactured using temperature technology and lip temperature discoloration technology. This lipstick does not fade and the color will last long on the lips unlike other lipsticks. This lipstick is guaranteed that it does not leave any stain or traces. Akero Warming Lipstick creates exclusive color which will be the secret of your confidence to show your best look always.

 (j) AKERO Feminine Wash

Akero Feminine Wash a specially designed sulfate-free intimate wash for a woman’s special cleansing needs. Apple extracts will stay fresh and free of any discomfort throughout the day. Female’s body parts are so much sensitive and need to be treated like one. We cannot simply use the same cleanser for all of female’s body part. Feminine or vaginal wash is a product specially designed to take care of female’s private body part from unwanted odor, infections and to provide extra safe cleansing.

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

Our manufactures, CK Harvest (M) Sdn Bhd and APB Standard Sdn Bhd, possessed three licenses for our products from Ministry of Health Malaysia, as listed below:

No.	Name of Product	Validity Period	MAL/Notification Number	License Holder
1.	AKERO BEAUTY SERUM	January 5, 2016- January 5, 2018 (1)	NOT160100852K	AKERO BEAUTY SERUM
2.	Jian-Mei-Nin (Unibersih)	July 30, 2015 – July 30, 2020	MAL20001394T	Jian-Mei-Nin(Unibersih)

___________

(1)	We are in the process of renewing this license.

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

Research and Development

We previously invested approximately $19,500 for a third-party manufacturer to develop AKERO SECRET. We did not incur additional research and development expenses in the fiscal year ended December 31, 2019.

Employees

Umatrin’s core team has served with numerous companies like E-commerce, financial sector companies and variety of internet services. The team has over five years’ experiences in operating and managing E-commerce sites, brand marketing, product development and financial security. The team also has over ten years’ experiences in internet performance and security and was involved in world-class networking enterprises. We currently have 11 full-time employees.

Item 1A. Risk Factors.

Smaller reporting companies are not required to provide the information required by this item.

Item 1B. Unresolved Staff Comments.

Smaller reporting companies are not required to provide the information required by this item.

Item 2. Properties.

We own the following property:

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “UMHL”. As of May 27, 2020, the closing price for our common stock was $0.0046 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2020
First Quarter	$0.0168	$0.0100

Fiscal Year Ended December 31, 2019
First Quarter	$0.0300	$0.0200
Second Quarter	$0.0200	$0.0200
Third Quarter	$0.0200	$0.0170
Fourth Quarter	$0.1480	$0.0150

Fiscal Year Ended December 31, 2018
First Quarter	$0.0600	$0.0258
Second Quarter	$0.0300	$0.0258
Third Quarter	$0.0500	$0.0200
Fourth Quarter	$0.0500	$0.0200

Holders

As of May 29, 2020, there are approximately 122 shareholders of record of our common stock.

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

Recent Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2019, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Results of Operations - Comparison for the year ended December 31, 2019 and 2018

Sales

For the year ended December 31, 2019, the Company generated $1,204,553 in revenues, which has an increase of $793,730, or 193% compared to the year ended December 31, 2018. This is due to increase in sales volume for Akero product series as the economy improved, which drove up the demand of our products..

Gross profit and gross margin

The Company was able to generate a gross profit of $973,383 for the year ended December 31, 2019, which was an increase of $590,323 or 154% compared to the year ended December 31, 2018. This is due to increase in sales volume for new Akero product series which has a higher profit margin and improvement in the overall market condition.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the year ended December 31, 2019 and 2018. Selling, general and administrative costs increased $42,398 or 5% from $811,814 for the year ended December 31, 2018 to $854,212 for the year ended December 31, 2019. The increase is due to increases in operating costs such as increase in commission expenses, printing and stationeries.

Net income

For the year ended December 31, 2019, the Company had $95,138 in net profit as compared to $428,754 in net loss for the year ended December 31, 2018, which was an increase in net profit of $548,258 or 121%. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $171,678 and $36,431 as of December 31, 2019 and December 31, 2018, respectively.

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

The following table sets forth information about our net cash flow for the years ended December 31, 2019 and 2018:

	For the years ended
	December 31,	December 31,
	2019	2018
Net cash provided by (used in) operating activities	344,732	(452,235)
Net cash provided by (used in) investing activities	(82,872)	-
Net cash provided by (used in) financing activities	(128,932)	190,854

Operating Activities

For the year ended December 31, 2019 we generated $344,732 in operating activities as compared to using $452,235 in operating activities during the year ended December 31, 2018. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the year ended December 31, 2019 we used $82,872 in investing activities as compared to using $nil in investing activities during the year ended December 31, 2018. The movement in net cash used in investing activity resulted from purchase of equipment and motor vehicle.

Financing Activities

During the year ended December 31, 2019, we used $128,932 in financing activities as compared to generating $190,854 in financing activities during the year ended December 31, 2018.

During the year ended December 31, 2019, the net cash provided by financing activities resulted from net advances and repayment to related party of $147,797 and net repayment for borrowings of $18,865.

During the year ended December 31, 2018, the net cash provided by financing activities resulted from net proceeds received from related party of $210,583 and net repayment to term loan of $19,729.

Capital Lease

The Company acquired a motor vehicle under a hire purchase agreement under capital lease. The lease arrangements require monthly payments of $910 for a period of 84 months.

Interest expenses were $851 and $nil for the years ended December 31, 2019 and 2018, respectively.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four-Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both December 31, 2019 and December 31, 2018.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $26,212 and $24,366 for the years ended December 31, 2019 and 2018, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of December 31, 2019 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the years ended December 31, 2019 and 2018 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,369,169 as of December 31, 2019 which include a profit of $95,138 for the year ended December 31, 2019. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Please refer to Note 2 of our Consolidated Financial Statements included in the financial statements for the year ended December 31, 2019 for details of our critical accounting policies.

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

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Umatrin Holding Limited and subsidiaries (collectively, the “Company”) as of December 31, 2019, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2019, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019, and the results of its operations and its cash flows for the year ended December 31, 2019, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph Regarding Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company had incurred substantial losses with working capital deficits , which raises substantial doubt about its ability to continue as a going concern. Management’s plan in regards to these matters are described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

/s/ JLKZ CPA LLP

JLKZ CPA LLP

Flushing, New York

May 29, 2020

We have served as the Company’s auditor since November 2019.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To:	The Board of Directors and Stockholders of
Umatrin Holding Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Umatrin Holding Limited (the Company) as of December 31, 2018, and the related consolidated statements of income, comprehensive income, stockholders’ equity, and cash flows for the year ended December 31, 2018, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018, and the results of its operations and its cash flows for each of the two years ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, as of December 31, 2018, the Company had working capital deficits, and during those years the ended, it had incurred substantial losses. These facts raised substantial doubt on the Company’s ability to continue as going concern as of December 31, 2017, and that doubt remained during the year ended December 31, 2018. During the year, the Company maintained solvency through raising capital through the issuances of new shares and related parties' advances. Management’s plan to address to this matter is described in Note 3. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2019	2018

Assets
Current Assets
Cash and cash equivalents	$171,678	$36,431
Inventory	27,611	17,971
Prepaid tax	13,348	105,214
Deferred tax assets	10,484	10,280
Due from related parties	398,580	359,407
Total Current Assets	621,701	529,303
Land, property and equipment, net	889,285	867,302
Deposits	19,874	29,402
Total Assets	1,530,860	1,426,007

Liabilities
Current Liabilities
Term loan payable-current portion	22,533	21,090
Capital lease-current portion	10,917	-
Accounts payable and accrued expenses	231,812	155,572
Other payables	202,400	195,719
Due to related parties	983,210	1,079,112
Total Current Liabilities	1,450,872	1,451,493

Term loan payable-long term	435,924	472,411
Capital lease payable-long term	53,013	-
Total Long Term Liabilities	488,937	472,411

Total Liabilities	1,939,809	1,923,904

Equity
Umatrin Holding Limited Stockholders' Equity

Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-

Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(3,369,169)	(3,422,205)
Accumulated other comprehensive loss	(130,943)	(125,991)
Total Umatrin Holding Limited Stockholders' Equity	(361,726)	(409,810)
Non-controlling interest	(47,223)	(88,087)
Total Equity	(408,949)	(497,897)
Total Liabilities and Stockholders’ Equity	$1,530,860	$1,426,007

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(AUDITED)

	For the Years Ended
	December 31,	December 31,
	2019	2018
Sales	$1,204,553	$410,823
Cost of sales	231,170	27,763
Gross profit	973,383	383,060

Operating expenses
Selling, general & administrative expenses	854,212	811,814
Total operating expenses	854,212	811,814

Profit/(Loss) from operations	119,171	(428,754)

Other income (expenses)
Interest expense	(24,033)	(24,366)
Total other income (expenses)	(24,033)	(24,366)

Net profit/(loss) before income taxes	95,138	(453,120)

Provision for income taxes	-	-

Net profit/(loss)	$95,138	$(453,120)

Less: Net profit/(loss) attributable to non-controlling interest	$42,102	$(69,261)

Net profit/(loss) attributable to Umatrin Holding Limited	$53,036	$(383,859)

Other comprehensive profit/(loss), net of tax
Foreign currency translation adjustment	6,192	(14,593)

Comprehensive profit/(loss)	88,947	(467,713)

Comprehensive profit/(loss) attributable to the non-controlling interest	40,864	(135,603)

Comprehensive profit/(loss) attributable to Umatrin Holding Limited	$48,083	$(332,110)

Profit (Loss) per common share - basic and diluted	$0.00	$(0.00)

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the Years Ended
	December 31,	December 31,
	2019	2018
Cash flows from operating activities
Net profit/(loss) including noncontrolling interest	$95,138	$(453,120)
Adjustment to reconcile net profit/(loss) from operations:
Depreciation expense	78,170	73,409
Changes in Operating Assets and Liabilities
Inventory	(9,172)	2,760
Prepaid tax	92,828	(29,744)
Other receivables and deposits	9,990	(7,882)
Accounts payable and accrued expenses	48,014	(3,979)
Other payables	29,764	(33,679)
Net cash used in operating activities	344,732	(452,235)

Cash flows from investing activity
Purchase of property and equipment	(82,872)	-
Net cash provided by (used in) investing activity	(82,872)	-

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	(147,797)	210,583
Proceeds/(Repayments) of loan and capital lease, net	18,865	(19,729)
Net cash provided by financing activities	(128,932)	190,854

Effect of exchange rate changes	2,318	224,719

Net increase (decrease) in cash and cash equivalents	135,247	(36,662)
Cash and cash equivalents at beginning of period	36,431	73,093
Cash and cash equivalents at end of period	$171,678	$36,431

Supplemental disclosures of cash flow information
Interest paid	$24,033	$24,366
Income taxes (refund)/paid	$(92,828)	$30,086

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
STATEMENTS OF OWNERS' EQUITY
For the Years Ended December 31, 2019 and 2018

	Umatrin Holding Limited Shareholders
					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity

Balance, December 31, 2017	182,444,266	$1,825	$3,136,561	$(3,038,346)	$(137,666)	$(21,745)	$(59,371)
Net income (loss)				(383,859)		(69,261)	(453,120)
Cumulative translation adjustment					11,675	2,919	14,594
Balance, December 31, 2018	182,444,266	$1,825	$3,136,561	$(3,422,205)	$(125,991)	$(88,087)	$(497,897)
Net income (loss)				53,036		42,102	95,138
Cumulative translation adjustment					(4,952)	(1,238)	(6,190)
Balance, December 31, 2019	182,444,266	$1,825	$3,136,561	$(3,369,169)	$(130,943)	$(47,223)	$(408,949)

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2019

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

Reclassification

Certain amounts in the consolidated statements of cash flows for the year ended December 31, 2018 have been reclassified to conform to the current period presentation. These reclassifications had no effect on reported net decrease in cash and cash equivalents during the year ended December 31, 2018.

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
December 31, 2019	4.0925	4.1421
December 31, 2018	4.1737	4.0344

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2019. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended December 31, 2019 and December 31, 2018 were $171,678 and $36,431 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the years ended December 31, 2019 and 2018, respectively.

At December 31, 2019 and 2018, the Company did not have any outstanding trade receivables.

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

Property and Equipment

Property and equipment are stated at cost less accumulated depreciation and impairment losses, if any.

Depreciation is calculated under the straight-line method to write off the cost of the assets over their estimated useful lives.

Computer and software	5 years
Furniture and fittings	10 years
Office equipment	10 years
Renovation and improvements	10 years
Motor vehicle	5 years
Building	40 years
Land	95 years

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2019 and 2018.

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

The Company sales revenues are generated from retail product sales and revenues are recognized at a point in time when products sold are paid and picked up by the customer or when handed to shipping courier.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the years ended December 31, 2019 and 2018, respectively.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $3,369,169 as of December 31, 2019 which include a profit of $95,138 for the year ended December 31, 2019.

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	December 31,	December 31,
	2019	2018
Computer and software	$21,795	$21,166
Furniture and fittings	29,808	29,228
Office equipment	43,498	42,652
Renovations and improvements	350,937	341,486
Motor vehicle	81,007	-
Building	910,848	893,127
Land	223,483	219,135
Total	1,661,376	1,546,794
Less: accumulated depreciation	(772,091)	(679,492)
Net	$889,285	$867,302

The depreciation expense charged to general and administrative expenses were $78,170 and $73,409 for the years ended December 31, 2019 and 2018, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	December 31,	December 31,
	2019	2018	Purpose
Global Bizrewards Sdn. Bhd.	$274,413	$301,963	Advance
M1 Tech Sdn. Bhd.	-	24,747	Advance
Sportlight Academy Sdn. Bhd.	-	12,557	Advance
M1Elite Sdn. Bhd.	-	15,827	Advance
Koperasi Usahawan	105,382	-	Advance
Global Patronage Sdn Bhd	14,121	-	Advance
Yaya Media Sdn Bhd	266	-	Advance
Hipland Realty Sdn. Bhd.	4,398	4,313	Advance
Total Due from	398,580	359,407

Due to related parties consists of the following:

	December 31,	December 31,
	2019	2018	Purpose
Dato Sri Warren Eu Hin Chai	$896,867	$885,562	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	55,284	163,243	Capital Advance
Total Due to	983,210	1,079,112

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato' Sri Eu Hin Chai
Global Patronage Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Yaya Media Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai

The amounts due from or due to related parties’ above were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $nil and $14,872 for the years ended December 31, 2019 and 2018, respectively.

The Company generated sales revenues from related parties Global Bizrewards Sdn. Bhd of $172,313 for the year ended December 31, 2019.

6. STOCKHOLDERS’ EQUITY

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of December 31, 2019.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis until June 30, 2018.

The rent expenses were $nil and $14,872 for the years ended December 31, 2019 and 2018, respectively.

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

The Company has concentration of suppliers whose purchase amount individually represented 10% or more of the Company’s total purchase. For the years ended December 31, 2018, one supplier accounted for 14%, and one supplier accounted for 17% of total purchase, respectively.

The Company has concentration of customers whose revenue amount individually represented 10% or more of the Company’s total revenue. For the years ended December 31, 2019, one customer who is a related party accounted for 14%, and one customer accounted for 17% of total revenue, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for December 31, 2019.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $458,457, of which $22,533 is due within one year and classified as short term, and $435,924 is due after one year, and has classified as long term.

Interest expenses were $23,023 and $24,366 for the years ended December 31, 2019 and 2018, respectively.

	December 31,	December 31,
	2019	2018
Payable within 1 year.	$22,533	$21,090
Payable within 2 year	23,287	22,094
Payable within 3 year	24,385	23,145
Payable within 4 year	25,508	24,236
Payable within 5 year	26,680	25,352
Thereafter	336,064	377,584
Total	458,457	493,501

9. LEASE

The Company acquired a motor vehicle under a hire purchase agreement under capital lease. The lease arrangements require monthly payments of $910 for a period of 84 months.

The Company has included the asset as motor vehicle as follows:

Motor vehicle	89,502	-
Less: accumulated depreciation	(6,750)	-
Net	$82,752	$-

Interest expenses were $851 and $nil for the years ended December 31, 2019 and 2018, respectively.

The future minimum payments under the capitalized lease, together with the present value of net minimum lease payments at year ended December 31, 2019 as follows:

December 31,
2019
Payable within 1 year.	$10,917
Payable within 2 year	10,917
Payable within 3 year	10,917
Payable within 4 year	10,917
Payable within 5 year	10,917
Thereafter	9,345
Total	63,930
Less amounts representing interest	8,851
Present value of lease payments	$55,079

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

As of December 31, 2019, UMHL has accumulated net operating losses of $539,952 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the years ended
	December 31,	December 31,
	2019	2018
Net loss before income taxes	(115,373)	(106,816)

Tax expenses (benefit) at the statutory tax rate	(24,228)	(35,250)
Tax effect of:
Valuation allowance	24,228	35,250
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2019	2018
Deferred tax asset
Net operating losses carry forwards	501,377	477,149

Valuation allowance	(501,377)	(477,149)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2018 : 18%) for the first MYR500,000 ($123,934) taxable income and 24% (2018 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the years ended
	December 31,	December 31,
	2019	2018
Net profit/(loss) before income taxes	210,511	(346,304)

Tax expenses (benefit) at the statutory tax rate	50,523	(62,335)

Tax effects of:
Utilization of deferred tax assets previously not recognized	(50,523)	-
Expenses not currently deductible	-	62,335
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2019	2018
Deferred tax asset
Expenses not currently deductible	10,484	10,280
Valuation allowance	-	-
Deferred tax assets, net	10,484	10,280

The Company has prepaid income tax of $13,348 and $105,214 as of December 31, 2019 and 2018, respectively.

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

(2)	New Independent Registered Public Accounting Firm

On November 5, 2019, the Board of Directors of the Company appointed JLKZ CPA LLP ("JLKZ") as its new independent registered public accounting firm to audit and review the Company’s financial statements for the period ended September 30, 2019. During the two most recent fiscal years ended December 31, 2018 and December 31, 2017 and any subsequent interim periods through the date hereof prior to the engagement of JLKZ, neither the Company, nor someone on its behalf, has consulted JLKZ regarding:

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

As of December 31, 2019, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013 framework”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title

Dato’ Sri Warren Eu Hin Chai	41	President, CEO, CFO, Director
Dato’ Zakaria Bin Abdul Rahman	56	Vice President, Director
Choy Chee Hong	45	Director
Teoh Bi Shan	33	Director
Teng Ling Ching	38	Director

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

Dato’ Zakaria Bin Abdul Rahman, Vice President and Director

Dato’ Zakaria Bin Abdul Rahman, age 56, is currently serve as the Vice President of myPPP Malaysia and Vice President of Putrajaya Football Club. He has been awarded the royal awards of Pingat Jasa Negara (PJN), Johan Setia Mahkota (JSM) and Anugerah Setia Negara (ASN). His experience including working as the Chairman of Cempaka Helicopter Corporation Sdn Bhd, the Executive Chairman of KN Furniture Manufacture (M)Sdn Bhd, the Chairman of Oxford United Sdn Bhd, the Chairman of SNZ Heritage Sdn Bhd, the Chairman of Tiara Astana Sdn Bhd and the Chairman of Tiara Cattle Sdn Bhd.

Choy Chee Hong, Director

Choy Chee Hong, age 45, has extensive experience in marketing and promoting Health and Beauty Products. His personal sales achievements reached USD5,000,000 per annum and group sales achievements reached USD50,000,000 per annum. He had been working as the Diamond Speaker of Al-Ihsan Sdn Bhd from 2011 to June, 2019.

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

Code of Ethics

We have not adopted a Code of Ethics applicable to our Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our current executive officer, for the years ended December 31, 2018 and 2019.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)

Dato’ Sri Warren Eu Hin Chai,	2019	$-	-	-	-	-	-	-	-
CEO, CFO & Director	2018	$-	-	-	-	-	-	-	-

Dato’ Zakaria Bin Abdul Rahman	2019	$-	-	-	-	-	-	-	-
Former Vice President & Director (1)	2018	$-	-	-	-	-	-	-	-

________________

(1)

On January 1, 2019, the Board of Directors (the “Board”) of the Company appointed Dato’ Zakaria Bin Abdul Rahman to fill the vacancy left by Dato’ Dr. William Lee Wun Loong’s passing and serve as the Vice President of the Company.

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

Compensation of Directors

The following is a summary of the compensation we paid to the Directors of UMHL, for the years ended December 31, 2019 and 2018:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dato’ Sri Warren Eu Hin Chai	2019	43,466	-	-	-	-	-	-	43,466
	2018	44,616	-	-	-	-	-	-	44,616

Dato’ Dr. William Lee Wun Loong	2019	-	-	-	-	-	-	-	-
Former Director	2018	27,918	-	-	-	-	-	-	27,918

Dato’ Osmanthus Ang Kui Hwa	2019	-	-	-	-	-	-	-	-
Former Director	2018	3,718	-	-	-	-	-	-	3,718

Teoh Bi Shan	2019	28,977	-	-	-	-	-	-	28,799
	2018	29,744	-	-	-	-	-	-	29,744

Teng Ling Ching	2019	31,875	-	-	-	-	-	-	31,875
	2018	32,718	-	-	-	-	-	-	32,718

Dato’ Zakaria Bin Abdul Rahman	2019	-	-	-	-	-	-	-	-

Choy Chee Hong	2019	-	-	-	-	-	-	-	-

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dato’ Sri Warren Eu Hin Chai (2)	112,788,813	61.82%

Dato’ Dr. William Lee Wun Loong	27,414,100	15.03%

All Executives and Directors as a group (1 person)	140,202,913	76.85%

Other 5% shareholders:
None

________________

(1)	Based on 182,444,266 shares of common stock outstanding as of May 29, 2020.
(2)

Including 106,200,000 shares held directly and 6,588,813 shares held indirectly through Umatrin Group Ltd. Principal office of Umatrin Group Ltd. is located at 24 Lesperance Complex Providence Industrial Estate, Maha T2 0000. Dato’ Sri Warren Eu Hin Chai, our CEO, CFO and director, is the sole stockholder of Umatrin Group Ltd. Through his position as the sole stockholder in Umatrin Group Ltd, Dato’ Sri has the sole voting and dispositive power to in the shares held by Umatrin Group Ltd.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due from related parties consists of the following:

	December 31,	December 31,
	2019	2018	Purpose
Global Bizrewards Sdn. Bhd.	$274,413	$301,963	Advance
M1 Tech Sdn. Bhd.	-	24,747	Advance
Sportlight Academy Sdn. Bhd.	-	12,557	Advance
M1Elite Sdn. Bhd.	-	15,827	Advance
Koperasi Usahawan	105,382	-	Advance
Global Patronage Sdn Bhd	14,121	-	Advance
Yaya Media Sdn Bhd	266	-	Advance
Hipland Realty Sdn. Bhd.	4,398	4,313	Advance
Total Due from	398,580	359,407

Due to related parties consists of the following:

	December 31,	December 31,
	2019	2018	Purpose
Dato Sri Warren Eu Hin Chai	$896,867	$885,562	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	55,284	163,243	Capital Advance
Total Due to	983,210	1,079,112

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato' Sri Eu Hin Chai
Global Patronage Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Yaya Media Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai

The amounts due from or due to related parties’ above were unsecured, non-interest bearing, and due on demand.

The Company leased an office space from SKH Media Sdn. Bhd. The rent expenses were $nil and $14,872 for the years ended December 31, 2019 and 2018, respectively.

The Company generated sales revenues from related parties Global Bizrewards Sdn. Bhd of $172,313 for the year ended December 31, 2019.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountant for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2019	2018
Audit Fees	$45,000	$30,000
Audit Related Fees	0	0
Tax Fees	3,000	3,000
All Other Fees	0	0

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

a) Documents filed as part of this Annual Report

1.	Consolidated Financial Statements

2.	Financial Statement Schedules

3.	Exhibits

Exhibits #	Title

3.1	Certificate of Incorporation of the Company (1)
3.2	Certificate of Amendment to the Articles of Incorporation of the Company, dated June 3, 2008 (2)
3.3	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 16, 2015 (3)
3.4	Certificate of Amendment to the Articles of Incorporation of the Company, dated March 28, 2015 (3)
3.5	Bylaws (2)
10.1	Share Exchange Agreement, dated January 6, 2016, by and among Dato’ Sri Warren Eu Hin Chai, Dato’ Liew Kok Hong, the Company, and UMATRIN WORLDWIDE SDN BHD. (3)
10.2	Term Loan Agreement, dated December 23, 2014, by and between RHB Bank Berhad and UMATRIN WORLDWIDE SDN BHD. (3)
10.3	Sale and Purchase Agreement, dated November 12, 2014, by and between Mega Panorama Sdn Bhd. and UMATRIN WORLDWIDE SDN BHD. (3)
21.1	List of Subsidiaries (3)
31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
32.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002+
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

_____________

+	In accordance with the SEC Release 33-8238, deemed being furnished and not filed.
(1)	Incorporated by reference to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on March 8, 2005.
(2)	Incorporated by reference to the Company’s Registration Statement on Form S-1, as filed with the Securities and Exchange Commission on August 29, 2008.
(3)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Securities and Exchange Commission on January 6, 2016.

SIGNATURES

Pursuant to the requirement of Section 13 or 15(d) of the Securities Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

UMATRIN HOLDING LIMITED

Date: June 1, 2020	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dato’ Sri Warren Eu Hin Chai	President, Chief Executive Officer, Chief Financial Officer, and Director	June 1, 2020
Dato’ Sri Warren Eu Hin Chai	(Principal Executive Officer and Principal Financial Officer)

/s/ Dato’ Zakaria Bin Abdul Rahman	Vice President and Director	June 1, 2020
Dato’ Zakaria Bin Abdul Rahman

/s/ Choy Chee Hong	Director	June 1, 2020
Choy Chee Hong

/s/ Teoh Bi Shan	Director	June 1, 2020
Teoh Bi Shan

/s/ Teng Ling Ching	Director	June 1, 2020
Teng Ling Ching

