Form 10-Q
period 2020-03-31
Umatrin Holding Ltd
filed 2020-06-29
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

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

(603) 1700-81-8988

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

Large accelerated filer	☐	Accelerated filer	☐
Non--accelerated filer	☐	Smaller reporting company	☒
(Do not check if smaller reporting company)		Emerging growth company	☐

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
N/A

As of June 29, 2020, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2020	2019

Assets
Current Assets
Cash and cash equivalents	$142,247	$171,678
Inventory	139,538	27,611
Prepaid tax	19,524	13,348
Deferred tax assets	10,520	10,484
Due from related parties	406,749	398,580
Total Current Assets	718,578	621,701
Land, property and equipment, net	873,532	889,285
Deposits	19,943	19,874
Total Assets	1,612,053	1,530,860

Liabilities
Current Liabilities
Term loan payable-current portion	22,875	22,533
Hire purchase-current portion	10,955	10,917
Accounts payable and accrued expenses	287,437	231,812
Other payables	203,106	202,400
Due to related parties	579,653	983,210
Total Current Liabilities	1,104,026	1,450,872

Term loan payable-long term	365,351	435,924
Hire purchase payable-long term	50,459	53,013
Total Long Term Liabilities	415,810	488,937

Total Liabilities	1,519,836	1,939,809

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(2,972,638)	(3,369,169)
Accumulated other comprehensive loss	(130,285)	(130,943)
Total Umatrin Holding Limited Stockholders' Equity	35,463	(361,726)
Non-controlling interest	56,754	(47,223)
Total Equity	92,217	(408,949)
Total Liabilities and Stockholders Equity	$1,612,053	$1,530,860

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Sales	$790,591	$154,709
Cost of sales	58,747	25,974
Gross profit	731,844	128,735

Operating expenses
Selling, general & administrative expenses	225,389	103,013
Total operating expenses	225,389	103,013

Profit/(Loss) from operations	506,455	25,812

Other income (expenses)
Interest expense	(6,111)	(6,111)
Total other income (expenses)	(6,111)	(6,111)

Net profit/(loss) before income taxes	500,344	19,701

Provision for income taxes	-	-

Net profit/(loss)	$500,344	$19,701

Less: Net profit/(loss) attributable to non-controlling interest	$103,812	$7,683

Net profit/(loss) attributable to Umatrin Holding Limited	$396,531	$12,018

Other comprehensive profit/(loss), net of tax
Foreign currency translation adjustment	(5,369)	10,184

Comprehensive profit/(loss)	494,976	29,885

Comprehensive profit/(loss) attributable to the non-controlling interest	102,738	13,330

Comprehensive profit/(loss) attributable to Umatrin Holding Limited	$392,237	$16,555

Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Cash flows from operating activities
Net profit/(loss) including noncontrolling interest	$500,344	$19,701
Adjustment to reconcile net profit/(loss) from operations:
Depreciation expense	21,448	18,098
Changes in Operating Assets and Liabilities
Inventory	(111,478)	(31,507)
Prepaid tax	(6,110)	(4,155)
Other receivables and deposits	-	8,066
Accounts payable and accrued expenses	51,677	(10,422)
Other payables	3,500	3,500
Net cash used in operating activities	459,381	3,280

Cash flows from investing activity
Purchase of property and equipment	(2,654)	-
Net cash provided by (used in) investing activity	(2,654)	-

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	(412,329)	24,644
Proceeds/(Repayments) from loan, net	(74,331)	(4,795)
Net cash provided by financing activities	(486,661)	19,849

Effect of exchange rate changes	503	743

Net increase (decrease) in cash and cash equivalents	(29,431)	23,871
Cash and cash equivalents at beginning of period	171,678	36,431
Cash and cash equivalents at end of period	$142,247	$60,302

Supplemental disclosures of cash flow information
Interest paid	$6,111	$6,111
Income taxes (refund)/paid	$6,110	$4,155

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
STATEMENTS OF OWNERS' EQUITY
For the Three Month Ended March 31, 2019 and December 31, 2019

	Umatrin Holding Limitd Shareholders'
					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2018	182,444,266	$1,825	$3,136,561	$(3,422,205)	$(125,991)	$(88,087)	$(497,897)
Net income (loss)				53,036.00		42,102.00	95,138
Cumulative translation adjustment					(4,952.00)	(1,238.00)	(6,190)
Balance, December 31, 2019	182,444,266	$1,825	$3,136,561	$(3,369,169)	$(130,943)	$(47,223)	$(408,949)
Net income (loss)				396,531		103,812	500,343
Cumulative translation adjustment					658	165	823
Balance, March 31, 2020	182,444,266	$1,825	$3,136,561	$(2,972,638)	$(130,285)	$56,754	$92,217

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2020

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
March 31, 2020	4.0783	4.0912
December 31, 2019	4.1482	3.7979
March 31, 2019	4.0783	4.0912

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of March 31, 2020. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended March 31, 2020 and December 31, 2019 were $142,247 and $171,678 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended March 31, 2020 and 2019, respectively.

At March 31, 2020 and December 31, 2019, the Company did not have any outstanding trade receivables.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2020 and 2019.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the three months ended March 31, 2020 and 2019, respectively.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,972,638 as of March 31, 2020 which include a profit of $500,344 for the three months ended March 31, 2020.

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	March 31,	December 31,
	2020	2019
Computer and software	$24,520	$21,795
Furniture and fittings	29,912	29,808
Office equipment	43,649	43,498
Renovations and improvements	352,160	350,937
Motor vehicle	81,289	81,007
Building	914,024	910,848
Land	224,262	223,483
Total	1,669,816	1,661,376
Less: accumulated depreciation	(796,284)	(672,091)
Net	$873,532	$889,285

The depreciation expense charged to general and administrative expenses were $21,448 and $18,098 for the three months ended March 31, 2020 and 2019, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	March 31,	December 31,
	2020	2019	Purpose
Global Bizrewards Sdn. Bhd.	$282,149	$274,413	Advance
Koperasi Usahawan	105,749	105,382	Advance
Global Patronage Sdn Bhd	14,171	14,121	Advance
Yaya Media Sdn Bhd	266	266	Advance
Hipland Realty Sdn. Bhd.	4,414	4,398	Advance
Total Due from	406,749	398,580

Due to related parties consists of the following:

	March 31,	December 31,
	2020	2019	Purpose
Dato Sri Warren Eu Hin Chai	$493,115	$896,867	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	56,231	56,036	Capital Advance
Total Due to	579,653	983,210

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato' Sri Eu Hin Chai
Global Patronage Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Yaya Media Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

6. STOCKHOLDERS’ EQUITY

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of March 31, 2020.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis until June 30, 2018.

The rent expenses were $nil and $nil for the three months ended March 31, 2020 and 2019, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for March 31, 2020.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $388,226, of which $22,875 is due within one year and classified as short term, and $365,351 is due after one year, and has classified as long term.

Interest expenses were $6,111 and $6,111 for the three months ended March 31, 2020 and 2019, respectively.

	March 31,	December 31,
	2020	2019
Repayable within 1 year.	$22,875	$22,533
Repayable within 2 year	23,962	23,603
Repayable within 3 year	25,085	24,717
Repayable within 4 year	26,238	25,855
Repayable within 5 year	27,443	27,043
Repayable after 5 year	262,623	334,706
Total Due from	388,226	458,457

9. LEASE

The Company acquired a motor vehicle under a hire purchase agreement under capital lease. The lease arrangement require monthly payments of $910 for a period of 84 months.

The Company has included the asset as motor vehicle as follows:

	March 31,	December 31,
	2020	2019
Motor vehicle	$69,211	$69,714
Less: accumulated depreciation	12,078	11,293
Net	81,289	81,007

Interest expenses were $342 and $nil for the three months ended March 31, 2020 and 2019, respectively.

The future minimum payments under the capitalized lease, together with the present minimum value of net minimum lease payments at the period ended March 31, 2020 and December 31, 2019 as follows:

	March 31,	December 31,
	2020	2019
Repayable within 1 year.	$10,955	$10,917
Repayable within 2 year	10,955	10,917
Repayable within 3 year	10,955	10,917
Repayable within 4 year	10,955	10,917
Repayable within 5 year	10,955	10,917
Thereafter	6,639	9,345
Total	61,414	63,930
Less amount representing interest	8,051	8,851
Present value of lease payments	63,363	55,079

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

As of March 31, 2020, UMHL has accumulated net operating losses of $2,972,638 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2020	2019
Net loss before income taxes	(18,716)	(18,716)

Tax expenses (benefit) at the statutory tax rate	(3,930)	(3,930)
Tax effect of:
Valuation allowance	3,930	3,930
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2020	2019
Deferred tax asset
Net operating losses carry forwards	519,152	515,222

Valuation allowance	(519,152)	(515,222)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2019 : 17%) for the first MYR500,000 ($123,934) taxable income and 24% (2019 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2020	2019
Net profit/(loss) before income taxes	519,060	38,417

Tax expenses (benefit) at the statutory tax rate	124,574	6,530

Tax effects of:
Utilization of deferred tax assets previously not recognized	(124,574)	-
Expenses not currently deductible	-	(6,530)
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2020	2019
Deferred tax asset
Expenses not currently deductible	10,520	10,484
Valuation allowance	-	-
Deferred tax assets, net	10,520	10,484

The Company has prepaid income tax of $19,524 and $13,348 as of March 31, 2020 and December 31, 2019, respectively.

11. SUBSEQUENT EVENTS

Management has evaluated subsequent events through the date the financial statements were issued. Based on our evaluation, no events have occurred which require adjustment or disclosure.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The information set forth in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) contains certain “forward--looking statements”. Forward-looking statements are statements other than historical information or statements of current condition. Some forward--looking statements may be identified by use of terms such as “believes”, “anticipates”, “intends” or “expects”. These forward--looking statements relate to our plans, liquidity, ability to complete financing and purchase capital expenditures, growth of our business including entering into future agreements with companies, and plans to successfully develop and obtain approval to market our product. We have based these forward--looking statements largely on our current expectations and projections about future events and financial trends that we believe may affect our financial condition, results of operations, business strategy and financial needs.

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

Umatrin, formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. Umatrin has curated non-toxic beauty, personal care to health and wellness products. We market our products through three primary methods: direct contact, online distribution and/or by our dealer program. We apply leading O2O (Online to Offline) marketing strategy to both retail and wholesale trade. We provide technology and services to enable consumers, merchants and other participants to conduct business in our cloud- based trading system. We use advanced network technology and rigorous management system to create unlimited business brand space. Without allocating large sums of operating cost, it continuously introduces new products, combined with O2O internet business model and career opportunities.

Results of Operations

Comparison for the three months ended March 31, 2020 and 2019

Sales

For the three months ended March 31, 2020, the Company generated $790,591 in revenues, which has an increase of $635,882, or 411% compared to the three months ended March 31, 2019. This is due to increase in sales volume for Akero product series as the economy was improving.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $731,844 for the three months ended March 31, 2020, which has an increase of $603,109 or 468% compared to the three months ended March 31, 2019. This is due to increase in sales volume for new Akero product series which has higher profit margin and improvement in the overall market condition.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the three months ended March 31, 2020 and 2019. Selling, general and administrative costs increased from $103,013 for the three months ended March 31, 2019 to $225,389 for the three months ended March 31, 2020. The increase is due to increase in operating cost such as increase in commission expenses, printing and stationeries.

Net income

For the three months ended March 31, 2020, the Company had $500,344 in net profit as compared to $19,701 in net profit for the three months ended March 31, 2019, which was an increase in net profit of $480,643. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $142,247 and $171,678 as of March 31, 2020 and December 31, 2019, respectively.

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

The following table sets forth information about our net cash flow for the three months ended March 31, 2020 and 2019:

	For the three months ended
	March 31,	March 31,
	2020	2019
Net cash provided by (used in) operating activities	459,381	3,280
Net cash provided by (used in) investing activities	(2,654)	-
Net cash provided by (used in) financing activities	(486,661)	19,849

Operating Activities

For the three months ended March 31, 2020 we generated $459,381 in operating activities as compared to generated $3,280 in operating activities during the three months ended March 31, 2019. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the three months ended March 31, 2020 we used $2,654 in investing activities as compared to using $nil in investing activities during the three months ended March 31, 2019. The movement in net cash used in investing activity resulted from purchase of equipment.

Financing Activities

During the three months ended March 31, 2020, we used $486,661 in financing activities as compared to generating $19,849 in financing activities during the three months ended March 31, 2019.

During the three months ended March 31, 2020, the net cash provided by financing activities resulted from net repayment to related party of $412,329 and net repayment for borrowings of $74,331.

During the three months ended March 31, 2019, the net cash provided by financing activities resulted from net proceeds received from related party of $24,644 and net repayment to term loan of $4,795.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both March 31, 2020 and December 31, 2019.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $6,111 and $6,111 for the three months ended March 31, 2020 and 2019, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of March 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the three months ended March 31, 2019 and December 31, 2019 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,972,638 as of March 31, 2020 which include a profit of $500,344 for the three months ended March 31, 2020. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Please refer to Note 2 of our Consolidated Financial Statements included in the financial statements for the year ended December 31, 2020 for details of our critical accounting policies.

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

PART II— OTHER INFORMATION

Item 1. Legal Proceedings.

There are no other actions, suits, proceedings, inquiries or investigation before or by any court, public board, government agency, self- regulatory organization or body pending or, to the knowledge of the executive officers of our company or any of our subsidiaries, threatened against or affecting our company, our common stock, any of our subsidiaries or of our companies or our subsidiaries’ officers or directors in their capacities as such, in which an adverse decision could have a material adverse effect.

Item 1A. Risk Factors.

Not applicable because we are a smaller reporting company.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2020.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibits #	Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes--Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes--Oxley Act of 2002
101.INS	XBRL Instance Document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

___________

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMATRIN HOLDING LIMITED

Dated: June 29, 2020	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

