Form 10-Q/A
period 2020-03-31
Umatrin Holding Ltd
filed 2020-07-01
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2020

 RELIANCE ON SECURITIES AND EXCHANGE COMMISSION ORDER

Umatrin Holding Limited (the “Company”) is filing this amendment to the Quarterly Report on Form 10-Q (the “Quarterly Report”) for quarter ended March 31, 2020 pursuant to the Securities and Exchange Commission (the “SEC”) Order dated March 4, 2020 (Release No. 34-88318), as modified on March 25, 2020 (Release No. 34-88465) (the “Order”) to delay the filing of the Quarterly Report due to circumstances related to the coronavirus pandemic (“COVID-19”). On May 15, 2020, the Company filed a Current Report on Form 8-K stating that it is relying on the Order to delay the filing of the Report by up to 45 days due to circumstances related to the COVID-19 pandemic. The local Malaysia government issued a movement control order starting March 18, 2020 till March 31, 2020, which was subsequently extended to April 14, 2020 thereafter extended to April 28, 2020 and to May 12, 2020. During the above period, all businesses are closed and cannot operate as usual. The Company has been following the recommendations of local health authorities to minimize exposure risk for its team members in March, April and May including the temporary closures of its offices and having team members work remotely. Such restrictive measures caused a delay in the preparation of the financial statements and consequently a delay in the completion of the Company’s financial statements for the Quarterly Report. As a result, the Company was unable to timely file the Quarterly Report without the extension provided for by the Order.

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

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2020	2019
Sales	$790,591	$154,799
Cost of sales	58,747	25,974
Gross profit	731,844	128,825

Operating expenses
Selling, general & administrative expenses	225,389	103,013
Total operating expenses	225,389	103,013

Profit/(Loss) from operations	506,455	25,812

Other income (expenses)
Interest expense	(6,111)	(6,111)
Total other income (expenses)	(6,111)	(6,111)

Net profit/(loss) before income taxes	500,344	19,701

Provision for income taxes	-	-

Net profit/(loss)	$500,344	$19,701

Less: Net profit/(loss) attributable to non-controlling interest	$103,812	$7,683

Net profit/(loss) attributable to Umatrin Holding Limited	$396,531	$12,017

Other comprehensive profit/(loss), net of tax
Foreign currency translation adjustment	(5,369)	10,184

Comprehensive profit/(loss)	494,976	29,885

Comprehensive profit/(loss) attributable to the non-controlling interest	102,738	13,330

Comprehensive profit/(loss) attributable to Umatrin Holding Limited	$392,237	$16,555

Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
March 31, 2020	4.0783	4.0912
December 31, 2019	4.0925	4.1421
March 31, 2019	4.0783	4.0912

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	March 31,	December 31,
	2020	2019
Computer and software	$24,520	$21,795
Furniture and fittings	29,912	29,808
Office equipment	43,649	43,498
Renovations and improvements	352,160	350,937
Motor vehicle	81,289	81,007
Building	914,024	910,848
Land	224,262	223,483
Total	1,669,816	1,661,376
Less: accumulated depreciation	(796,284)	(772,091)
Net	$873,532	$889,285

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

Interest expenses were $6,111 and $6,111 for the three months ended March 31, 2020 and 2019, respectively.

	March 31,	December 31,
	2020	2019
Repayable within 1 year.	$22,875	$22,533
Repayable within 2 year	23,962	23,287
Repayable within 3 year	25,085	24,385
Repayable within 4 year	26,238	25,508
Repayable within 5 year	27,443	26,680
Repayable after 5 year	262,623	336,064
Total Due from	388,226	458,457

9. LEASE

The Company acquired a motor vehicle under a hire purchase agreement under capital lease. The lease arrangement require monthly payments of $910 for a period of 84 months.

The Company has included the asset as motor vehicle as follows:

	March 31,	December 31,
	2020	2019
Motor vehicle	$81,290	$89,502
Less: accumulated depreciation	10,838	6,750
Net	70,452	82,752

Interest expenses were $342 and $851 for the three months ended March 31, 2020 and 2019, respectively.

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

As of March 31, 2020, UMHL has accumulated net operating losses of $2,972,638 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2020	2019
Net loss before income taxes	(18,716)	(18,716)

Tax expenses (benefit) at the statutory tax rate	(3,930)	(3,930)
Tax effect of:
Valuation allowance	3,930	3,930
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2020	2019
Deferred tax asset
Net operating losses carry forwards	505,307	501,377

Valuation allowance	(505,307)	(501,377)
Deferred tax assets, net	-	-

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

Results of Operations

Comparison for the three months ended March 31, 2020 and 2019

Sales

For the three months ended March 31, 2020, the Company generated $790,591 in revenues, which has an increase of $635,792, or 411% compared to the three months ended March 31, 2019. This is due to increase in sales volume for Akero product series as the economy was improving.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $731,844 for the three months ended March 31, 2020, which has an increase of $603,019 or 468% compared to the three months ended March 31, 2019. This is due to increase in sales volume for new Akero product series which has higher profit margin and improvement in the overall market condition.

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

UMATRIN HOLDING LIMITED

Dated: June 30, 2020	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

