Form 10-Q
period 2020-06-30
Umatrin Holding Ltd
filed 2020-08-14
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒     No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit). Yes ☒     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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
N/A

As of August 14, 2020, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2020

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2020	2019

Assets
Current Assets
Cash and cash equivalents	$132,500	$171,678
Accounts receivables	285,681	-
Inventory	265,622	27,611
Prepaid tax	37,183	13,348
Deferred tax assets	10,317	10,484
Due from related parties	402,158	398,580
Total Current Assets	1,133,461	621,701
Land, property and equipment, net	835,603	889,285
Deposits	19,559	19,874
Total Assets	1,988,623	1,530,860

Liabilities
Current Liabilities
Term loan payable-current portion	22,696	22,533
Hire purchase-current portion	10,743	10,917
Accounts payable and accrued expenses	389,325	231,812
Other payables	199,190	202,400
Due to related parties	629,451	983,210
Total Current Liabilities	1,251,405	1,450,872

Term loan payable-long term	315,961	435,924
Hire purchase payable-long term	46,800	53,013
Total Long Term Liabilities	362,761	488,937

Total Liabilities	1,614,166	1,939,809

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value 0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value 182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(2,746,870)	(3,369,169)
Accumulated other comprehensive loss	(134,191)	(130,943)
Total Umatrin Holding Limited Stockholders' Equity	257,325	(361,726)
Non-controlling interest	117,132	(47,223)
Total Equity	374,457	(408,949)
Total Liabilities and Stockholders Equity	$1,988,623	$1,530,860

 See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS
(UNAUDITED)

	For the Three Months ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2020	2019	2020	2019
Sales	$1,022,045	$439,167	$1,812,636	$593,966
Cost of sales	451,290	68,417	510,037	94,391
Gross profit	570,755	370,750	1,302,599	499,575

Operating expenses
Selling, general & administrative expenses	277,607	252,309	502,996	355,322
Total operating expenses	277,607	252,309	502,996	355,322

Profit/(Loss) from operations	293,148	118,441	799,603	144,253

Other income (expenses)
Interest expense	(6,027)	(6,027)	(12,138)	(12,138)
Total other income (expenses)	(6,027)	(6,027)	(12,138)	(12,138)

Net profit/(loss) before income taxes	287,121	112,414	787,465	132,115

Provision for income taxes	-	-	-	-

Net profit/(loss)	287,121	112,414	$787,465	$132,115

Less: Net profit/(loss) attributable to non-controlling interest	61,354	26,113	$165,166	$33,796

Net profit/(loss) attributable to Umatrin Holding Limited	$225,767	$86,301	$622,299	$98,319

Other comprehensive profit/(loss), net of tax
Foreign currency translation adjustment	1,309	(6,972)	(4,060)	3,212

Comprehensive profit/(loss)	288,430	105,442	783,406	135,327

Comprehensive profit/(loss) attributable to the non-controlling interest	61,616	53,620	164,354	66,950

Comprehensive profit/(loss) attributable to Umatrin Holding Limited	$226,814	$51,822	$619,052	$68,377

Loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266	182,444,266	182,444,266

 See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS' EQUITY

For the Six Month Ended June 30, 2020 and December 31, 2019

					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2018	182,444,266	$1,825	$3,136,561	$(3,422,205)	$(125,991)	$(88,087)	$(497,897)
Net income (loss)				53,036.00		42,102.00	95,138
Cumulative translation adjustment					(4,952.00)	(1,238.00)	(6,190)
Balance, December 31, 2019	182,444,266	$1,825	$3,136,561	$(3,369,169)	$(130,943)	$(47,223)	$(408,949)
Net income (loss)				622,299		165,167	787,466
Cumulative translation adjustment					(3,248)	(812)	(4,060)
Balance, June 30, 2020	182,444,266	$1,825	$3,136,561	$(2,746,870)	$(134,191)	$117,132	$374,457

 See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2020	2019
Cash flows from operating activities
Net profit/(loss) including noncontrolling interest	$787,465	$132,115
Adjustment to reconcile net profit/(loss) from operations:
Depreciation expense	42,588	35,949
Changes in Operating Assets and Liabilities
Inventory	(240,725)	(65,117)
Prepaid tax	(24,276)	57,704
Accounts receivables and deposits	(288,408)	8,011
Accounts payable and accrued expenses	151,745	8,151
Other payables	8,500	3,500
Net cash provided by operating activities	436,888	180,313

Cash flows from investing activity
Purchase of property and equipment	(2,636)	(2,851)
Net cash used in investing activity	(2,636)	(2,851)

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	(352,031)	(51,859)
Proceeds/(Repayments) from loan, net	(119,023)	(9,526)
Net cash used in financing activities	(471,054)	(61,385)

Effect of exchange rate changes	(2,376)	(964)

Net increase (decrease) in cash and cash equivalents	(39,178)	115,113
Cash and cash equivalents at beginning of period	171,678	36,431
Cash and cash equivalents at end of period	$132,500	$151,544

Supplemental disclosures of cash flow information
Interest paid	$12,138	$12,138
Income taxes (refund)/paid	$24,276	$(57,704)

 See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2020

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
June 30, 2020	4.1585	4.1191
December 31, 2019	4.0925	4.1421
June 30, 2019	4.1585	4.1191

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of June 30, 2020. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the period ended June 30, 2020 and December 31, 2019 were $132,500 and $171,678 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the six months ended June 30, 2020 and 2019, respectively.

At June 30, 2020 and December 31, 2019, the Company’s outstanding trade receivables were $285,681 and $nil.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2020 and 2019.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the six months ended June 30, 2020 and 2019, respectively.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,746,870 as of June 30, 2020 which include a profit of $787,465 for the six months ended June 30, 2020.

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

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	June 30,	December 31,
	2020	2019
Computer and software	$24,052	$21,795
Furniture and fittings	29,335	29,808
Office equipment	42,807	43,498
Renovations and improvements	345,367	350,937
Motor vehicle	79,721	81,007
Building	896,392	910,848
Land	219,936	223,483
Total	1,637,610	1,661,376
Less: accumulated depreciation	(802,007)	(772,091)
Net	$835,603	$889,285

The depreciation expense charged to general and administrative expenses were $42,588 and $35,949 for the six months ended June 30, 2020 and 2019, respectively.

5. RELATED PARTIES TRANSACTIONS

Due from related parties consists of the following:

	June 30,	December 31,
	2020	2019	Purpose
Global Bizrewards Sdn. Bhd.	$235,671	$274,413	Advance
Koperasi Usahawan	103,709	105,382	Advance
Global Patronage Sdn Bhd	13,897	14,121	Advance
Yaya Media Sdn Bhd	1,828	266	Advance
SKH Media Sdn. Bhd.	42,725	-	Advance
Hipland Realty Sdn. Bhd.	4,328	4,398	Advance
Total Due from	402,158	398,580

Due to related parties consists of the following:

	June 30,	December 31,
	2020	2019	Purpose
Dato Sri Warren Eu Hin Chai	$599,144	$896,867	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
SKH Media Sdn. Bhd.	-	56,036	Capital Advance
Total Due to	629,451	983,210

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato’ Sri Eu Hin Chai
Global Patronage Sdn Bhd	Related by common director, Dato’ Sri Eu Hin Chai
Yaya Media Sdn Bhd	Related by common director, Dato’ Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

6. STOCKHOLDERS’ EQUITY

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of June 30, 2020.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis until June 30, 2018.

The rent expenses were $nil and $nil for the six months ended June 30, 2020 and 2019, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for June 30, 2020.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $338,657, of which $22,696 is due within one year and classified as short term, and $315,961 is due after one year, and has classified as long term.

Interest expenses were $12,138 and $12,138 for the six months ended June 30, 2020 and 2019, respectively.

	June 30,	December 31,
	2020	2019
Repayable within 1 year.	$22,696	$22,533
Repayable within 2 year	23,774	23,287
Repayable within 3 year	24,880	24,385
Repayable within 4 year	26,023	25,508
Repayable within 5 year	27,218	26,680
Repayable after 5 year	214,066	336,064
Total Due from	338,657	458,457

9. LEASE

The Company acquired a motor vehicle under a hire purchase agreement under capital lease. The lease arrangement requires monthly payments of $910 for a period of 84 months.

The Company has included the asset as motor vehicle as follows:

	June 30,	December 31,
	2020	2019
Motor vehicle	$79,721	$81,007
Less : accumulated depreciation	14,615	6,750
Net	65,106	74,257

Interest expenses were $689 and $nil for the six months ended June 30, 2020 and 2019, respectively.

The future minimum payments under the capitalized lease, together with the present minimum value of net minimum lease payments at the period ended June 30, 2020 and December 31, 2019 as follows:

	June 30,	December 31,
	2020	2019
Repayable within 1 year.	$10,743	$10,917
Repayable within 2 year	10,743	10,917
Repayable within 3 year	10,743	10,917
Repayable within 4 year	10,743	10,917
Repayable within 5 year	10,743	10,917
Thereafter	3,828	9,345
Total	57,543	63,930
Less amount representing interest	8,874	8,851
Present value of lease payments	48,669	55,079

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

As of June, 30, 2020, UMHL has accumulated net operating losses of $2,746,870 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	June 30,
	2020	2019
Net loss before income taxes	(38,366)	(18,716)

Tax expenses (benefit) at the statutory tax rate	(8,057)	(6,176)
Tax effect of:
Valuation allowance	8,057	6,176
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2020	2019
Deferred tax asset
Net operating losses carry forwards	509,434	501,377

Valuation allowance	(509,434)	(501,377)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide SDN BHD, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2019 : 17%) for the first MYR500,000 ($123,934) taxable income and 24% (2019 : 24%) thereafter.

The net income (losses) before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	June 30,
	2020	2019
Net profit/(loss) before income taxes	825,831	168,980

Tax expenses (benefit) at the statutory tax rate	198,199	30,416

Tax effects of:
Utilization of deferred tax assets previously not recognized	(198,199)	(30,416)
Expenses not currently deductible	-	-
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2020	2019
Deferred tax asset
Expenses not currently deductible	10,317	10,484
Valuation allowance	-	-
Deferred tax assets, net	10,317	10,484

The Company has prepaid income tax of $37,183 and $13,348 as of June 30, 2020 and December 31, 2019, respectively.

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

Results of Operations

Comparison for the three months ended June 30, 2020 and 2019

Sales

For the three months ended June 30, 2020, the Company generated $1,022,045 in revenues, which has an increase of $582,878, or 133% compared to the three months ended June 30, 2019. This is due to increase in sales volume for Akero product series as the economy was improving.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $570,755 for the three months ended June 30, 2020, which has an increase of $200,005 or 54% compared to the three months ended June 30, 2019. This is due to increase in sales volume for new Akero product series which has higher profit margin and improvement in the overall market condition.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the three months ended June 30, 2020 and 2019. Selling, general and administrative costs increased from $252,309 for the three months ended June 30, 2019 to $277,607 for the three months ended June 30, 2020. The increase is due to increase in operating cost such as increase in commission expenses, printing and stationeries.

Net income

For the three months ended June 30, 2020, the Company had $287,121 in net profit as compared to $112,414 in net profit for the three months ended June 30, 2019, which was an increase in net profit of $174,707. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the six months ended June 30, 2020 and 2019

Sales

For the six months ended June 30, 2020, the Company generated $1,812,636 in revenues, which has an increase of $1,218,670, or 205% compared to the six months ended June 30, 2019. This is due to increase in sales volume for Akero product series as the economy was improving.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $1,302,599 for the six months ended June 30, 2020, which has an increase of $803,024 or 160% compared to the six months ended June 30, 2019. This is due to increase in sales volume for new Akero product series which has higher profit margin and improvement in the overall market condition.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the six months ended June 30, 2020 and 2019. Selling, general and administrative costs increased from $355,322 for the six months ended June 30, 2019 to $502,996 for the six months ended June 30, 2020. The increase is due to increase in operating cost such as increase in commission expenses, printing and stationeries.

Net income

For the six months ended June 30, 2020, the Company had $787,465 in net profit as compared to $132,115 in net profit for the six months ended June 30, 2019, which was an increase in net profit of $655,350. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $132,500 and $171,678 as of June 30, 2020 and December 31, 2019, respectively.

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

The following table sets forth information about our net cash flow for the six months ended June 30, 2020 and 2019:

	For the six months ended
	June 30,	June 30,
	2020	2019
Net cash provided by (used in) operating activities	436,888	180,313
Net cash provided by (used in) investing activities	(2,636)	(2,851)
Net cash provided by (used in) financing activities	(471,054)	(61,385)

Operating Activities

For the six months ended June 30, 2020 we generated $436,888 in operating activities as compared to generated $180,313 in operating activities during the six months ended June 30, 2019. The increase in net cash provided by operating activities resulted from increase in net income.

Investing Activities

During the six months ended June 30, 2020 we used $2,636 in investing activities as compared to using $2,851 in investing activities during the six months ended June 30, 2019. The movement in net cash used in investing activity resulted from purchase of equipment.

Financing Activities

During the six months ended June 30, 2020, we used $471,054 in financing activities as compared to generating $61,385 in financing activities during the six months ended June 30, 2019.

During the six months ended June 30, 2020, the net cash provided by financing activities resulted from net repayment to related party of $352,031 and net repayment for borrowings of $119,023.

During the six months ended June 30, 2019, the net cash provided by financing activities resulted from net proceeds received from related party of $51,859 and net repayment to term loan of $9,526.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for both June 30, 2020 and December 31, 2019.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $12,318 and $12,318 for the three months ended June 30, 2020 and 2019, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of June 30, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the six months ended June 30, 2019 and December 31, 2019 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,746,870 as of June 30, 2020 which include a profit of $787,465 for the six months ended June 30, 2020. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended June 30, 2020, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2020.

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

UMATRIN HOLDING LIMITED

Dated: August 14, 2020	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

