Form 10-K
period 2020-12-31
Umatrin Holding Ltd
filed 2021-04-15
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒     ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

☐     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number: 333-211289

UMATRIN HOLDING LIMITED
(Exact name of registrant as specified in its charter)

Delaware	87-0814235
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

32, JALAN RADIN BAGUS 3, BANDAR BARU SRI PETALING, KUALA LUMPUR	57000
(Address of principal executive offices)	(Zip Code)

Registrant's telephone number, including area code: (603) 1700-81-8988

Securities registered pursuant to Section 12(b) of the Exchange Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.00001 par value	UMHL	Other OTC

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☐   No ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐     No ☒

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was last sold, as of the last business day of the registrant’s most recently completed second fiscal quarter: $2,189,331.19 based on 182,444,266 non-affiliates shares of common stock of $0.0120 per share as of June 30, 2020.

As of December 31, 2020, the number of shares of common stock of the registrant outstanding is 182,444,266, par value $0.00001 per share.

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

Intellectual Property

On December 31, 2015, our trademark “AKERO SECRET” was successfully registered with the Trademark Registry of Malaysia.

Licenses and agreements

Our manufacture, Nutriskin Marketing Sdn. Bhd., possessed two licenses for our products from Ministry of Health Malaysia, as listed below:

No.	Name of Product	Validity Period	MAL/Notification Number	License Holder
1.	AKERO FEMININE WASH	August 19, 2020 – August 19, 2022	NOT200804869K	AKERO FEMININE WASH
2.	Jian-Mei-Nin (Unibersih)	July 30, 2015 – July 30, 2020	MAL20001394T	Jian-Mei-Nin(Unibersih)

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

Most of our customers and dealers are from Malaysia. We have 20,000 dealers in Malaysia. From Umatrin’s sales, we have seen a market trend that consumers are buying more anti-aging products from us.

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

Research and Development

We previously invested approximately $19,500 for a third-party manufacturer to develop AKERO SECRET. We did not incur additional research and development expenses in the fiscal year ended December 31, 2020.

Employees

Umatrin’s core team has served with numerous companies like E-commerce, financial sector companies and variety of internet services. The team has over five years’ experiences in operating and managing E-commerce sites, brand marketing, product development and financial security. The team also has over ten years’ experiences in internet performance and security and was involved in world-class networking enterprises. We currently have 22 full-time employees.

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

Item 4. Mine Safety Disclosures.

Not Applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock is quoted on the OTC Markets, or OTC, under the symbol “UMHL”. As of April 14, 2021, the closing price for our common stock was $0.045 per share. The bid prices set forth below reflect inter-dealer quotations, do not include retail markups, markdowns or commissions and do not necessarily reflect actual transactions.

The following table sets forth, for the periods indicated, the high and low bid prices of our common stock.

	High	Low
Fiscal Year Ended December 31, 2021
First Quarter	$0.0840	$0.0130

Fiscal Year Ended December 31, 2020
First Quarter	$0.0168	$0.0100
Second Quarter	$0.0280	$0.0046
Third Quarter	$0.0370	$0.0105
Fourth Quarter	$0.0210	$0.0122

Fiscal Year Ended December 31, 2019
First Quarter	$0.0300	$0.0200
Second Quarter	$0.0200	$0.0200
Third Quarter	$0.0200	$0.0170
Fourth Quarter	$0.1480	$0.0150

Holders

As of April 14 2021, there are approximately 122 shareholders of record of our common stock.

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

Recent Sale of Unregistered Securities

There were no unregistered sales of the Company’s equity securities during the fiscal year ended December 31, 2020, that were not otherwise disclosed in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

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

Results of Operations - Comparison for the year ended December 31, 2020 and 2019

Sales

For the year ended December 31, 2020, the Company generated $3,681,484 in revenues, which has an increase of $2,476,931, or 206% compared to the year ended December 31, 2019. This was due to increase in sales volume for Akero product series as the economy was improving.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $1,536,066 for the year ended December 31, 2020, which has an increase of $562,683 or 58% compared to the year ended December 31, 2019. This was due to increase in sales volume for new Akero product series which has higher profit margin and improvement in the overall market condition.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the years ended December 31, 2020 and 2019. Selling, general and administrative costs decreased from $854,212 for the year ended December 31, 2019 to $815,111 for the year ended December 31, 2020. The decrease was due to increase in operating efficiency and reduction in utility cost.

Net income

For the year ended December 31, 2020, the Company had $498,542 in net profit as compared to $95,138 in net profit for the year ended December 31, 2019, which was an increase in net profit of $403,404. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $50,459 and $171,678 as of December 31, 2020 and 2019, respectively.

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

The following table sets forth information about our net cash flow for the years ended December 31, 2020 and 2019:

	For the years ended
	December 31,	December 31,
	2020	2019
Net cash provided by (used in) operating activities	728,908	344,732
Net cash provided by (used in) investing activities	(53,185)	(82,872)
Net cash provided by (used in) financing activities	(794,222)	(128,932)

Operating Activities

For the year ended December 31, 2020 we generated $728,908 in operating activities as compared to generated $344,732 in operating activities during the year ended December 31, 2019. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the year ended December 31, 2020 we used $53,185 in investing activities as compared to using $82,872 in investing activities during the year ended December 31, 2019. The movement in net cash used in investing activity resulted from purchase of equipment.

Financing Activities

During the year ended December 31, 2020, we used $794,222 in financing activities as compared to using $128,932 in financing activities during the year ended December 31, 2019.

During the year ended December 31, 2020, the net cash provided by financing activities resulted from net repayment to related party of $726,690 and net repayment for borrowings of $67,532.

During the year ended December 31, 2019, the net cash provided by financing activities resulted from net repayment received from related party of $147,797 and net repayment to term loan of $18,865.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both December 31, 2020 and December 31, 2019.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $15,438 and $23,576 for the years ended December 31, 2020 and 2019, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of December 31, 2020 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the years ended December 31, 2020 and 2019 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,993,454 as of December 31, 2020 which include a profit of $498,542 for the year ended December 31, 2020. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 8. Financial Statements and Supplementary Data.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Umatrin Holding Limited

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheet of Umatrin Holding Limited and subsidiaries (the “Company”) as of December 31, 2020, and the related consolidated statements of operations, comprehensive income, stockholders' equity, and cash flows for the year ended December 31, 2020, and the related notes (collectively referred to as the financial statements). In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Umatrin Holding Limited as of December 31, 2020, and the results of its operations and its cash flows for the year ended December 31, 2020, in conformity with accounting principles generally accepted in the United States of America.

The Company’s Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

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

Critical Audit Matters

Critical audit matters are matters arising from the current period audit of the financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. We determined that there are no critical audit matters.

Yichien Yeh, CPA

We have served as the Company’s auditor since 2020.

Oakland Gardens, New York
April 14, 2021

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS
(AUDITED)

	December 31,	December 31,
	2020	2019

Assets
Current Assets
Cash and cash equivalents	$50,459	$171,678
Accounts receivables	15,980	-
Accounts receivables-related parties	22,301	-
Inventory	31,303	27,611
Prepaid tax	6,666	13,348
Deferred tax assets	-	10,484
Due from related parties	523,704	398,580
Total Current Assets	650,413	621,701
Land, property and equipment, net	860,787	889,285
Deposits	45,552	19,874
Total Assets	1,556,752	1,530,860

Liabilities
Current Liabilities
Term loan payable-current portion	32,058	22,533
Hire purchase-current portion	20,296	10,917
Accounts payable and accrued expenses	431,082	231,812
Other payables	204,185	202,400
Due to related parties	354,971	983,210
Total Current Liabilities	1,042,592	1,450,872

Term loan payable-long term	343,408	435,924
Hire purchase payable-long term	61,289	53,013
Total Long Term Liabilities	404,697	488,937

Total Liabilities	1,447,289	1,939,809

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(2,993,454)	(3,369,169)
Accumulated other comprehensive loss	(115,048)	(130,943)
Total Umatrin Holding Limited Stockholders' Equity	29,884	(361,726)
Non-controlling interest	79,579	(47,223)
Total Equity	109,463	(408,949)
Total Liabilities and Stockholders Equity	$1,556,752	$1,530,860

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(AUDITED)

	For the Years Ended
	December 31,	December 31,
	2020	2019
Sales	$3,376,684	$1,204,553
Sales-related parties	304,800	-
	3,681,484	1,204,553
Cost of sales	2,145,418	231,170
Gross profit	1,536,066	973,383

Operating expenses
Selling, general & administrative expenses	815,111	854,212
Total operating expenses	815,111	854,212

Profit/(Loss) from operations	720,955	119,171

Other income (expenses)
Interest expense	(17,142)	(24,033)
Total other income (expenses)	(17,142)	(24,033)

Net profit/(loss) before income taxes	703,813	95,138

Provision for income taxes	(205,271)	-

Net profit/(loss)	$498,542	$95,138

Less: Net profit/(loss) attributable to non-controlling interest	$122,827	$42,102

Net profit/(loss) attributable to Umatrin Holding Limited	$375,714	$53,036

Other comprehensive profit/(loss), net of tax
Foreign currency translation adjustment	19,870	6,192

Comprehensive profit/(loss)	518,412	88,947

Comprehensive profit/(loss) attributable to the non-controlling interest	126,801	40,864

Comprehensive profit/(loss) attributable to Umatrin Holding Limited	$391,611	$48,083

Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(AUDITED)

	For the Years Ended
	December 31,	December 31,
	2020	2019
Cash flows from operating activities
Net profit/(loss) including non-controlling interest	$703,813	$95,138
Adjustment to reconcile net profit/(loss) from operations:
Depreciation expense	88,276	78,170
Changes in Operating Assets and Liabilities
Inventory	(3,330)	(9,172)
Prepaid tax	(198,706)	92,828
Accounts receivables and deposits	(61,582)	9,990
Deferred tax assets	10,211	-
Accounts payable and accrued expenses	232,893	48,014
Income tax payable	-	-
Other payables	(42,668)	29,764
Advance from customers	-	-
Net cash provided by operating activities	728,908	344,732

Cash flows from investing activity
Purchase of property and equipment	(53,185)	(82,872)
Advances received from/(made to) related parties
Net cash provided by used in investing activity	(53,185)	(82,872)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	-	-
Proceeds/(Repayment) to related party, net	(726,690)	(147,797)
Proceeds/(Repayments) from loan, net	(67,532)	18,865
Net cash used in financing activities	(794,222)	(128,932)

Effect of exchange rate changes	(2,720)	2,318

Net increase (decrease) in cash and cash equivalents	(121,219)	135,247
Cash and cash equivalents at beginning of period	171,678	36,431
Cash and cash equivalents at end of period	$50,459	$171,678

Supplemental disclosures of cash flow information
Interest paid	$17,142	$24,033
Income taxes (refund)/paid	$198,706	$(92,828)

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
STATEMENTS OF OWNERS' EQUITY
For the Years Ended December 31, 2020 and 2019

	Umatrin Holding Limited Shareholders'
					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Non- controlling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2018	182,444,266	$1,825	$3,136,561	$(3,422,205)	$(125,991)	$(88,087)	$(497,897)
Net income (loss)				53,036.00		42,102.00	95,138
Cumulative translation adjustment					(4,952.00)	(1,238.00)	(6,190)
Balance, December 31, 2019	182,444,266	$1,825	$3,136,561	$(3,369,169)	$(130,943)	$(47,223)	$(408,949)
Net income (loss)				375,715		122,827	498,542
Cumulative translation adjustment					15,895	3,975	19,870
Balance, December 31, 2020	182,444,266	$1,825	$3,136,561	$(2,993,454)	$(115,048)	$79,579	$109,463

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

DECEMBER 31, 2020

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
December 31, 2020	4.0567	4.2017
December 31, 2019	4.0925	4.1421

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

Fair value estimates discussed herein are based upon certain market assumptions and pertinent information available to management as of December 31, 2020. The respective carrying value of certain amounts on the balance sheet financial instruments approximated their fair values due to the short-term nature of these instruments.

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

The cash and cash equivalents for the years ended December 31, 2020 and 2019 were $50,459 and $171,678 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the years ended December 31, 2020 and 2019, respectively.

At December 31, 2020 and 2019, the Company’s outstanding trade receivables were $38,281 and $nil.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the years ended December 31, 2020 and 2019.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the years ended December 31, 2020 and 2019, respectively.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,993,454 as of December 31, 2020 which include a profit of $498,542 for the year ended December 31, 2020.

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

4. SIGNIFICANT CONCENTRATION

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of December 31, 2020 and 2019. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at December 31, 2020 and 2019 is maintained at financial institutions in the Malaysia which provide insurance on deposit for up to MYR 250,000 for each depositor in a bank. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the years ended December 31, 2020 and 2019, the Company’s sales were mainly made to customers located in the Malaysia. In addition, total accounts receivables as of December 31, 2020 and 2019 also arose from customers located in the Malaysia.

Major parts of net assets of the Company are also located in the Malaysia.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the year ended December 31, 2020:

	Amount	%
Gao Xue Mei	$564,122	15%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of December 31, 2020:

	Amount	%
MNS Sdn. Bhd.	$15,980	42%
Aura Secret Sdn. Bhd.	$22,301	58%

5. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	December 31,	December 31,
	2020	2019
Computer and software	$24,649	$21,795
Furniture and fittings	30,071	29,808
Office equipment	43,882	43,498
Renovations and improvements	354,034	350,937
Motor vehicle	134,131	81,007
Building	918,886	910,848
Land	225,455	223,483
Total	1,731,108	1,661,376
Less: accumulated depreciation	(870,321)	(772,091)
Net	$860,787	$889,285

The depreciation expense charged to general and administrative expenses were $88,276 and $78,170 for the years ended December 31, 2020 and 2019, respectively.

6. RELATED PARTIES TRANSACTIONS

As of December 31, 2020, accounts receivable from Aura Secret Sdn Bhd. is $22,301.

For the year ended December 31, 2020, the Company had $33,777, $117,203 and $154,220 sales from Aura Secret Sdn Bhd, Global Bizrewards Sdn. Bhd. and Global Patronage Sdn. Bhd., respectively.

Due from related parties consists of the following:

	December 31,	December 31,
	2020	2019	Purpose
Global Bizrewards Sdn. Bhd.	$199,679	$274,413	Advance
Koperasi Usahawan	57,010	105,382	Advance
Global Patronage Sdn Bhd	14,246	14,121	Advance
Yaya Media Sdn Bhd	1,870	266	Advance
SKH Media Sdn. Bhd.	246,462	-	Advance
Hipland Realty Sdn. Bhd.	4,437	4,398	Advance
Total Due from	523,704	398,580

Due to related parties consists of the following:

	December 31,	December 31,
	2020	2019	Purpose
Dato Sri Warren Eu Hin Chai	$320,473	$896,867	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
Aura Secret Sdn. Bhd.	4,191	-	Capital Advance
SKH Media Sdn. Bhd.	-	56,036	Capital Advance
Total Due to	354,971	983,210

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato' Sri Eu Hin Chai
Global Patronage Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Yaya Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Aura Secret Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

7. STOCKHOLDERS’ EQUITY

Equity –Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of December 31, 2020.

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis until June 30, 2018.

The rent expenses were $nil and $nil for the years ended December 31, 2020 and 2019, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for December 31, 2020.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $375,466, of which $32,058 is due within one year and classified as short term, and $343,408 is due after one year, and has classified as long term.

Interest expenses were $15,436 and $23,576 for the years ended December 31, 2020 and 2019, respectively.

	December 31,	December 31,
	2020	2019
Repayable within 1 year.	$32,058	$22,533
Repayable within 2 year	33,132	23,287
Repayable within 3 year	34,242	24,385
Repayable within 4 year	35,389	25,508
Repayable within 5 year	36,575	26,680
Repayable after 5 year	204,070	336,064
Total Due from	375,466	458,457

10. LEASE

The Company acquired motor vehicle under hire purchase agreements under capital lease. The lease arrangement requires monthly payments of $1,869 for a period of 36 to 84 months.

The Company has included the asset as motor vehicle as follows:

	December 31,	December 31,
	2020	2019
Motor vehicle	$134,130	$89,502
Less : accumulated depreciation	28,395	6,750
Net	105,735	82,752

Interest expenses were $1,706 and $457 for the years ended December 31, 2020 and 2019, respectively.

The future minimum payments under the capitalized lease, together with the present minimum value of net minimum lease payments at the period ended December 31, 2020 and December 31, 2019 as follows:

	December 31,	December 31,
	2020	2019
Repayable within 1 year.	$22,431	$10,917
Repayable within 2 year	22,431	10,917
Repayable within 3 year	17,666	10,917
Repayable within 4 year	11,013	10,917
Repayable within 5 year	11,013	10,917
Thereafter	7,346	9,345
Total	91,900	63,930
Less amount representing interest	9,823	8,851
Present value of lease payments	82,077	55,079

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

As of December 31, 2020, UMHL has accumulated net operating losses of $2,993,454 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the years ended
	December 31,	December 31,
	2020	2019
Net loss before income taxes	(115,595)	(115,373)

Tax expenses (benefit) at the statutory tax rate	(24,275)	(24,228)
Tax effect of:
Valuation allowance	24,275	24,228
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset
Net operating losses carry forwards	525,652	501,377

Valuation allowance	(525,652)	(501,377)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide Sdn Bhd, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2019 : 17%) for the first MYR500,000 ($123,934) taxable income and 24% (2019 : 24%) thereafter.

The net income before income taxes and its provision for income taxes as follows:

	For the years ended
	December 31,	December 31,
	2020	2019
Net profit before income taxes	819,408	210,511

Tax expenses (benefit) at the statutory tax rate	196,658	50,523

Tax effects of:
Utilization of deferred tax assets previously not recognized	(1,598)	(50,523)
Valuation of allowance on deferred tax assets	10,211	-
Income tax expense (benefit)	205,271	-

The components of deferred tax assets and liabilities as follows:

	December 31,	December 31,
	2020	2019
Deferred tax asset
Expenses not currently deductible	-	10,484
Valuation allowance	-	-
Deferred tax assets, net	-	10,484

The Company has prepaid income tax of $6,666 and $13,348 as of December 31, 2020 and 2019, respectively.

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

(2)	New Independent Registered Public Accounting Firm

On June 25, 2020, the Board of Directors of the Company appointed Yichien Yeh, CPA (“Yeh”) as its new independent registered public accounting firm to audit and review the Company’s financial statements for the period ended September 30, 2020. During the two most recent fiscal years ended December 31, 2019 and December 31, 2018 and any subsequent interim periods through the date hereof prior to the engagement of JLKZ, neither the Company, nor someone on its behalf, has consulted Yeh regarding:

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

As of December 31, 2020, management assessed the effectiveness of our internal control over financial reporting based on the criteria for effective internal control over financial reporting established in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO-2013 framework”) and SEC guidance on conducting such assessments. Based on that evaluation, they concluded that, during the period covered by this report, such internal controls and procedures were not effective to detect the inappropriate application of US GAAP rules as more fully described below. This was due to deficiencies that existed in the design or operation of our internal controls over financial reporting that adversely affected our internal controls and that may be considered to be material weaknesses.

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

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Directors and Executive Officers

The following sets forth information about our directors and executive officers as of the date of this report:

Name	Age	Title

Dato’ Sri Warren Eu Hin Chai	42	President, CEO, CFO, Director
Dato’ Zakaria Bin Abdul Rahman	57	Vice President, Director
Choy Chee Hong	46	Director
Teoh Bi Shan	34	Director
Teng Ling Ching	39	Director

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

Dato’ Zakaria Bin Abdul Rahman, Vice President and Director

Dato’ Zakaria Bin Abdul Rahman, age 57, is currently serve as the Vice President of myPPP Malaysia and Vice President of Putrajaya Football Club. He has been awarded the royal awards of Pingat Jasa Negara (PJN), Johan Setia Mahkota (JSM) and Anugerah Setia Negara (ASN). His experience including working as the Chairman of Cempaka Helicopter Corporation Sdn Bhd, the Executive Chairman of KN Furniture Manufacture (M)Sdn Bhd, the Chairman of Oxford United Sdn Bhd, the Chairman of SNZ Heritage Sdn Bhd, the Chairman of Tiara Astana Sdn Bhd and the Chairman of Tiara Cattle Sdn Bhd.

Choy Chee Hong, Director

Choy Chee Hong, age 46, has extensive experience in marketing and promoting Health and Beauty Products. His personal sales achievements reached USD5,000,000 per annum and group sales achievements reached USD50,000,000 per annum. He had been working as the Diamond Speaker of Al-Ihsan Sdn Bhd from 2011 to June, 2019.

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

Code of Ethics

We have not adopted a Code of Ethics applicable to our Principal Executive Officer and Principal Financial Officer.

ITEM 11. EXECUTIVE COMPENSATION

The following is a summary of the compensation we paid to our current executive officer, for the years ended December 31, 2019 and 2020.

(a)	(b)	(c)	(d)	(e)	(f)	(g)	(h)	(i)	(j)
Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compen- sation ($)	Non-qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)	Total Compen- sation ($)

Dato’ Sri Warren Eu Hin Chai,	2020	$-	-	-	-	-	-	-	-
CEO, CFO & Director	2019	$-	-	-	-	-	-	-	-

Dato’ Zakaria Bin Abdul Rahman	2020	$-	-	-	-	-	-	-	-
Former Vice President & Director (1)	2019	$-	-	-	-	-	-	-	-

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

Compensation of Directors

The following is a summary of the compensation we paid to the Directors of UMHL, for the years ended December 31, 2020 and 2019:

Name and Principal Position	Fiscal Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)

Dato’ Sri Warren Eu Hin Chai	2020	119,000	-	-	-	-	-	-	119,000
	2019	43,466	-	-	-	-	-	-	43,466

Dato’ Dr. William Lee Wun Loong	2020	-	-	-	-	-	-	-	-
Former Director	2019	-	-	-	-	-	-	-	-

Dato’ Osmanthus Ang Kui Hwa	2020	-	-	-	-	-	-	-	-
Former Director	2019	-	-	-	-	-	-	-	-

Teoh Bi Shan	2020	34,271	-	-	-	-	-	-	34,271
	2019	28,977	-	-	-	-	-	-	28,977

Teng Ling Ching	2020	31,415	-	-	-	-	-	-	31,415
	2019	31,875	-	-	-	-	-	-	31,875

Dato’ Zakaria Bin Abdul Rahman	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

Choy Chee Hong	2020	-	-	-	-	-	-	-	-
	2019	-	-	-	-	-	-	-	-

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

Name of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percentage of Class (1)
Dato’ Sri Warren Eu Hin Chai (2)	112,788,813	61.82%

Dato’ Dr. William Lee Wun Loong	27,414,100	15.03%

All Executives and Directors as a group (1 person)	140,202,913	76.85%

Other 5% shareholders:
None

________________

(1)	Based on 182,444,266 shares of common stock outstanding as of April 14, 2021.
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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Due from related parties consists of the following:

	December 31,	December 31,
	2020	2019	Purpose
Global Bizrewards Sdn. Bhd.	$199,679	$274,413	Advance
Koperasi Usahawan	57,010	105,382	Advance
Global Patronage Sdn. Bhd.	14,246	14,121	Advance
Yaya Media Sdn. Bhd.	1,870	266	Advance
SKH Media Sdn. Bhd.	246,462	-	Advance
Hipland Reality Sdn. Bhd.	4,437	4,389	Advance
Total Due from	523,704	398,580

Due to related parties consists of the following:

	December 31,	December 31,
	2020	2019	Purpose
Dato Sri Warren Eu Hin Chai	$320,473	$896,867	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital
Aura Secret Sdn. Bhd.	4,191	-	Advance
SKH Media Sdn. Bhd.	-	56,036	Capital Advance
Total Due to	354,971	983,210

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1 Tech Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Sportlight Academy Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
M1Elite Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato' Sri Eu Hin Chai
Global Patronage Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Yaya Media Sdn Bhd	Related by common director, Dato' Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai

The amounts due from or due to related parties’ above were unsecured, non-interest bearing, and due on demand.

As of December 31, 2020, accounts receivable from Aura Secret Sdn Bhd. is $22,301.

For the year ended December 31, 2020, the Company had $33,777, $117,203 and $154,220 sales from Aura Secret Sdn Bhd, Global Bizrewards Sdn. Bhd. and Global Patronage Sdn. Bhd., respectively.

Item 14. Principal Accounting Fees and Services.

The following table sets forth the fees billed by our principal independent accountant for each of our last two fiscal years for the categories of services indicated.

	Years Ended December 31,
Category	2020	2019
Audit Fees	$48,500	$45,000
Audit Related Fees	0	0
Tax Fees	0	3,000
All Other Fees	0	0

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

UMATRIN HOLDING LIMITED

Date: April 15, 2021	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer (Principal Executive Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

/s/ Dato’ Sri Warren Eu Hin Chai	President, Chief Executive Officer, Chief Financial Officer, and Director	April 15, 2021
Dato’ Sri Warren Eu Hin Chai	(Principal Executive Officer and Principal Financial Officer)

/s/ Dato’ Zakaria Bin Abdul Rahman	Vice President and Director	April 15, 2021
Dato’ Zakaria Bin Abdul Rahman

/s/ Choy Chee Hong	Director	April 15, 2021
Choy Chee Hong

/s/ Teoh Bi Shan	Director	April 15, 2021
Teoh Bi Shan

/s/ Teng Ling Ching	Director	April 15, 2021
Teng Ling Ching

