Form 10-Q
period 2021-03-31
Umatrin Holding Ltd
filed 2021-05-21
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

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
N/A

As of May 21, 2021, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED March 31, 2021

2

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED
CONSOLIDATED BALANCE SHEETS
(UNAUDITED)

	March 31,	December 31,
	2021	2020

Assets
Current Assets
Cash and cash equivalents	$62,248	$50,459
Accounts receivables	18,735	15,980
Accounts receivables-related parties	12,954	22,301
Inventory	66,797	31,303
Prepaid tax	54,785	6,666
Deferred tax assets	-	-
Due from related parties	405,755	523,704
Total Current Assets	621,274	650,413
Land, property and equipment, net	826,319	860,787
Deposits	55,211	45,552
Total Assets	1,502,804	1,556,752

Liabilities
Current Liabilities
Term loan payable-current portion	32,928	32,058
Hire purchase-current portion	20,044	20,296
Accounts payable and accrued expenses	264,981	431,082
Other payables	201,651	204,185
Due to related parties	346,194	354,971
Total Current Liabilities	865,798	1,042,592

Term loan payable-long term	300,015	343,408
Hire purchase payable-long term	55,517	61,289
Total Long Term Liabilities	355,532	404,697

Total Liabilities	1,221,330	1,447,289

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(2,862,459)	(2,993,454)
Accumulated other comprehensive loss	(121,083)	(115,048)
Total Umatrin Holding Limited Stockholders' Equity	154,844	29,884
Non-controlling interest	126,630	79,579
Total Equity	281,474	109,463
Total Liabilities and Stockholders Equity	$1,502,804	$1,556,752

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Sales	$510,902	$790,591
Sales-related parties	22,640	-
	533,542	790,591
Cost of sales	90,300	58,747
Gross profit	443,242	731,844

Operating expenses
Selling, general & administrative expenses	260,082	225,389
Total operating expenses	260,082	225,389

Profit/(Loss) from operations	183,160	506,455

Other income (expenses)
Interest expense	(3,604)	(6,111)
Total other income (expenses)	(3,604)	(6,111)

Net profit/(loss) before income taxes	179,556	500,344

Provision for income taxes	-	-

Net profit/(loss)	$179,556	$500,344

Less: Net profit/(loss) attributable to non-controlling interest	$48,560	$103,812

Net profit/(loss) attributable to Umatrin Holding Limited	$130,995	$396,531

Other comprehensive profit/(loss), net of tax
Foreign currency translation adjustment	(7,543)	(5,369)

Comprehensive profit/(loss)	172,013	494,976

Comprehensive profit/(loss) attributable to the non-controlling interest	47,052	102,738

Comprehensive profit/(loss) attributable to Umatrin Holding Limited	$124,961	$392,237

Loss per common share - basic and diluted	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)

	For the Three Months Ended
	March 31,	March 31,
	2021	2020
Cash flows from operating activities
Net profit/(loss) including noncontrolling interest	$179,556	$500,344
Adjustment to reconcile net profit/(loss) from operations:
Depreciation expense	24,039	21,448
Changes in Operating Assets and Liabilities
Inventory	(36,271)	(111,478)
Prepaid tax	(48,725)	(6,110)
Accounts receivables and deposits	(4,153)	-
Deferred tax assets	-	-
Accounts payable and accrued expenses	(167,379)	51,677
Income tax payable	-	-
Other payables	3,500	3,500
Advance from customers	-	-
Net cash provided by (used in) operating activities	(49,433)	459,381

Cash flows from investing activity
Purchase of property and equipment	-	(2,654)
Advances received from/(made to) related parties
Net cash used in investing activity	-	(2,654)

Cash flows from financing activities
Proceeds from common stock issued and to be issued	-	-
Proceeds/(Repayment) to related party, net	105,320	(412,329)
Proceeds/(Repayments) from loan, net	(43,337)	(74,331)
Net cash (provided by) used in financing activities	61,983	(486,661)

Effect of exchange rate changes	(761)	503

Net increase (decrease) in cash and cash equivalents	11,789	(29,431)
Cash and cash equivalents at beginning of period	50,459	171,678
Cash and cash equivalents at end of period	$62,248	$142,247
	$	$
Supplemental disclosures of cash flow information
Interest paid	$3,604	$6,111
Income taxes (refund)/paid	$48,725	$6,110

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED
STATEMENTS OF OWNERS' EQUITY
For the Three Months Ended March 31, 2021 and December 31, 2020

	Umatrin Holding Limitd Shareholders'
					Accumulated
	Common Stock, $0.00001		Additional Paid-In	Retained Earnings	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2019	182,444,266	$1,825	$3,136,561	$(3,369,169)	$(130,943)	$(47,223)	$(408,949)
Net income (loss)				375,715.00		122,827.00	498,542
Cumulative translation adjustment					15,895.00	3,975.00	19,870
Balance, December 31, 2020	182,444,266	$1,825	$3,136,561	$(2,993,454)	$(115,048)	$79,579	$109,463
Net income (loss)				130,995		48,560	179,556
Cumulative translation adjustment					(6,035)	(1,509)	(7,544)
Balance, March 31, 2021	182,444,266	$1,825	$3,136,561	$(2,862,459)	$(121,083)	$126,630	$281,474

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

MARCH 31, 2021

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
March 31, 2021	4.1077	4.0636
December 31, 2020	4.0567	4.2017
March 31, 2020	4.0783	4.0912

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

The cash and cash equivalents for the period ended March 31, 2021 and December 31, 2020 were $62,248 and $50,459 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the three months ended March 31, 2021 and 2020, respectively.

At March 31, 2021 and December 31, 2020, the Company’s outstanding trade receivables were $9,388 and $15,980.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the three months ended March 31, 2021 and 2020.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the three months ended March 31, 2021 and 2020, respectively.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,862,459 as of March 31, 2021 which include a profit of $179,556 for the three months ended March 31, 2020.

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

4 SIGNIFICANT CONCENTRATION

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of March 31, 2021 and December 31, 2020. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at March 31, 2021 and December 31, 2020 is maintained at financial institutions in the Malaysia which provide insurance on deposit for up to MYR 250,000 for each depositor in a bank. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the three months ended March 31, 2021 and 2020, the Company’s sales were mainly made to customers located in the Malaysia. In addition, total accounts receivables as of March 31, 2021 and December 31, 2020 also arose from customers located in the Malaysia.

Major parts of net assets of the Company are also located in the Malaysia.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the three months ended March 31, 2021:

	Amount	%
MNS Sdn. Bhd.	$87,640	16%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of March 31, 2021:

	Amount	%
MNS Sdn. Bhd.	$18,735	59%
Aura Secret Sdn. Bhd.	$12,954	41%

5. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	March 31,	December 31,
	2021	2020
Computer and software	$24,342	$24,649
Furniture and fittings	29,698	30,071
Office equipment	43,337	43,882
Renovations and improvements	349,639	354,034
Motor vehicle	132,465	134,131
Building	907,478	918,886
Land	222,656	225,455
Total	1,709,615	1,731,108
Less: accumulated depreciation	(883,296)	(870,321)
Net	$826,319	$860,787

The depreciation expense charged to general and administrative expenses were $24,039 and $21,448 for the three months ended March 31, 2021 and 2020, respectively.

6. RELATED PARTIES TRANSACTIONS

As of March 31, 2021, accounts receivable from Aura Secret Sdn Bhd. is $12,954.

For the three months ended March 31, 2021, the Company had $46,000 and $46,000 sales from Global Bizrewards Sdn. Bhd. and Global Patronage Sdn. Bhd., respectively.

Due from related parties consists of the following:

	March 31,	December 31,
	2021	2020	Purpose
Global Bizrewards Sdn. Bhd.	$197,200	$199,679	Advance
Koperasi Usahawan	56,302	57,010	Advance
Global Patronage Sdn Bhd	-	14,246	Advance
Yaya Media Sdn Bhd	1,847	1,870	Advance
SKH Media Sdn. Bhd.	146,024	246,462	Advance
Hipland Realty Sdn. Bhd.	4,382	4,437	Advance
Total Due from	405,755	523,704

Due to related parties consists of the following:

	March 31,	December 31,
	2021	2020	Purpose
Dato Sri Warren Eu Hin Chai	$301,473	$320,473	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
Aura Secret Sdn. Bhd.	4,139	4,191	Capital Advance
Global Patronage Sdn. Bhd.	10,275	-	Capital Advance
Total Due to	346,194	354,971

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato' Sri Eu Hin Chai
Global Patronage Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Yaya Media Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Aura Secret Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato' Sri Eu Hin Chai

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

7. STOCKHOLDERS’ EQUITY

Equity – Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of March 31, 2021.

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on December 1, 2014 and expired on October 31, 2015 for monthly payment of MYR10,000 (approximately $2,250). The lease was not renewed and the Company continues to rent the property on a month to month basis until June 30, 2018.

The rent expenses were $nil and $nil for the three months ended March 31, 2021 and 2020, respectively.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 5.45% for March 31, 2021.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $332,943, of which $32,928 is due within one year and classified as short term, and $300,015 is due after one year, and has classified as long term.

Interest expenses were $3,071 and $6,111 for the three months ended March 31, 2021 and 2020, respectively.

	March 31,	December 31,
	2021	2020
Repayable within 1 year.	$32,928	$32,058
Repayable within 2 year	34,031	33,132
Repayable within 3 year	35,172	34,242
Repayable within 4 year	36,350	35,389
Repayable within 5 year	37,568	36,575
Repayable after 5 year	156,894	204,070
Total Due from	332,943	375,466

10. LEASE

The Company acquired motor vehicle under hire purchase agreements under capital lease. The lease arrangement requires monthly payments of $1,869 for a period of 36 to 84 months.

The Company has included the asset as motor vehicle as follows:

	March 31,	December 31,
	2021	2020
Motor vehicle	$132,465	$134,130
Less: accumulated depreciation	34,666	28,395
Net	97,799	105,735

Interest expenses were $533 and $342 for the three months ended March 31, 2021 and 2020, respectively.

The future minimum payments under the capitalized lease, together with the present minimum value of net minimum lease payments at the period ended March 31, 2021 and December 31, 2020 as follows:

	March 31,	December 31,
	2021	2020
Repayable within 1 year.	$22,153	$22,431
Repayable within 2 year	22,153	22,431
Repayable within 3 year	14,628	17,666
Repayable within 4 year	10,876	11,013
Repayable within 5 year	10,876	11,013
Thereafter	4,536	7,346
Total	85,222	91,900
Less amount representing interest	9,174	9,823
Present value of lease payments	76,048	82,077

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

As of March 31, 2021, UMHL has accumulated net operating losses of $3,116,048 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2021	2020
Net loss before income taxes	(63,246)	(18,716)

Tax expenses (benefit) at the statutory tax rate	(13,281)	(3,930)
Tax effect of:
Valuation allowance	13,281	3,930
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2021	2020
Deferred tax asset
Net operating losses carry forwards	538,933	525,652

Valuation allowance	(538,933)	(525,652)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide Sdn Bhd, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2020 : 17%) for the first MYR500,000 ($123,934) taxable income and 24% (2020 : 24%) thereafter.

The net income before income taxes and its provision for income taxes as follows:

	For the three months ended
	March 31,	March 31,
	2021	2020
Net profit before income taxes	242,802	519,060

Tax expenses (benefit) at the statutory tax rate	58,272	124,574

Tax effects of:
Utilization of deferred tax assets previously not
recognized	(58,272)	(124,574)
Valuation of allowance on deferred tax assets	-	-
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	March 31,	December 31,
	2021	2020
Deferred tax asset
Expenses not currently deductible	-	-
Valuation allowance	-	-
Deferred tax assets, net	-	-

The Company has prepaid income tax of $54,785 and $6,666 as of March 31, 2021 and December 31, 2020, respectively.

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

Results of Operations

Comparison for the three months ended March 31, 2021 and 2020

Sales

For the three months ended March 31, 2021, the Company generated $533,542 in revenues, which has a decrease of $257,049, or 33% compared to the three months ended March 31, 2020. This was due to decrease in sales volume for Akero product series as the economy was declining due to pandemic issues in the country.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $443,242 for the three months ended March 31, 2021, which has a decrease of $288,602 or 39% compared to the three months ended March 31, 2020. This was due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the three months ended March 31, 2021 and 2020. Selling, general and administrative costs increased from $225,389 for the three months ended March 31, 2020 to $260,082 for the three months ended March 31, 2021. The increase was due to increase in operating cost.

Net income

For the three months ended March 31, 2021, the Company had $179,556 in net profit as compared to $500,344 in net profit for the three months ended March 31, 2020, which was a decrease in net profit of $320,788. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $62,248 and $50,459 as of March 31, 2021 and December 31, 2020, respectively.

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

The following table sets forth information about our net cash flow for the three months ended March 31, 2021 and 2020:

	For the three months ended
	March 31,	March 31,
	2021	2020
Net cash provided by (used in) operating activities	(49,433)	459,381
Net cash provided by (used in) investing activities	-	(2,654)
Net cash provided by (used in) financing activities	61,983	(486,661)

Operating Activities

For the three months ended March 31, 2021 we used $49,433 in operating activities as compared to generated $459,381 in operating activities during the three months ended Mach 31, 2020. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the three months ended March 31, 2021 we used $nil in investing activities as compared to using $2,654 in investing activities during the three months ended March 31, 2020. The movement in net cash used in investing activity resulted from purchase of equipment.

Financing Activities

During the three months ended March 31, 2021, we generated $61,983 in financing activities as compared to using $486,661 in financing activities during the three months ended March 31, 2020.

During the three months ended March 31, 2021, the net cash provided by financing activities resulted from net proceeds from related party of $105,320 and net repayment for borrowings of $43,337.

During the three months ended March 31, 2020, the net cash provided by financing activities resulted from net repayment to related party of $412,329 and net repayment to term loan of $74,331.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank's Base Lending Rate ("BLR") with daily rests. The BLR is currently at 6.85% for both March 31, 2021 and December 31, 2020.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $3,071 and $6,111 for the three months ended March 31, 2021 and 2020, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of March 31, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the three months ended March 31, 2021 and December 31, 2020 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,862,459 as of March 31, 2021 which include a profit of $179,556 for the three months ended March 31, 2021. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market's reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

Critical Accounting Policies and Estimates

Please refer to page F-5 of our Consolidated Financial Statements included in the financial statements for the year ended 2020 for details of our critical accounting policies.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the three months ended March 31, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended March 31, 2021.

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

UMATRIN HOLDING LIMITED

Dated: May 21, 2021	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

