Form 10-Q
period 2021-06-30
Umatrin Holding Ltd
filed 2021-09-01
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

(603) 1700-081-8988

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
N/A

As of September 1, 2021, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED June 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

(UNAUDITED)

	June 30,	December 31,
	2021	2020

Assets
Current Assets
Cash and cash equivalents	$15,582	$50,459
Accounts receivables	24,682	15,980
Accounts receivables-related parties	12,442	22,301
Inventory	34,839	31,303
Prepaid tax	83,487	6,666
Due from related parties	388,268	523,704
Total Current Assets	559,300	650,413
Land, property and equipment, net	770,842	860,787
Deposits	63,268	45,552
Total Assets	1,393,410	1,556,752

Liabilities
Current Liabilities
Term loan payable-current portion	45,994	32,058
Hire purchase-current portion	19,252	20,296
Accounts payable and accrued expenses	155,329	431,082
Other payables	197,866	204,185
Due to related parties	286,140	354,971
Total Current Liabilities	704,581	1,042,592

Term loan payable-long term	276,655	343,408
Hire purchase payable-long term	35,220	61,289
Total Long Term Liabilities	311,875	404,697

Total Liabilities	1,016,456	1,447,289

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(2,773,540)	(2,993,454)
Accumulated other comprehensive loss	(137,344)	(115,048)
Total Umatrin Holding Limited Stockholders' Equity	227,502	29,884
Non-controlling interest	149,452	79,579
Total Equity	376,954	109,463
Total Liabilities and Stockholders Equity	$1,393,410	$1,556,752

See accompanying notes to financial statements.

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE LOSS

(UNAUDITED)

	For the Three Months ended		For the Six Months Ended
	June 30,	June 30,	June 30,	June 30,
	2021	2020	2021	2020
Sales	$370,695	$1,022,045	$881,597	$1,812,636
Sales-related parties	(697)	$-	21,943	-
	369,998	$1,022,045	903,540	1,812,636
Cost of sales	75,323	451,290	165,623	510,037
Gross profit	294,675	570,755	737,917	1,302,599

Operating expenses
Selling, general & administrative expenses	175,551	277,607	435,633	502,996
Total operating expenses	175,551	277,607	435,633	502,996

Profit/(Loss) from operations	119,124	293,148	302,284	799,603

Other income (expenses)
Interest expense	(3,318)	(6,027)	(6,922)	(12,138)
Total other income (expenses)	(3,318)	(6,027)	(6,922)	(12,138)

Net profit/(loss) before income taxes	115,806	287,121	295,362	787,465

Provision for income taxes	-	-	-	-

Net profit/(loss)	115,806	287,121	$295,362	$787,465

Less: Net profit/(loss) attributable to non-controlling interest	26,887	61,354	$75,447	$165,166

Net profit/(loss) attributable to Umatrin Holding Limited	$88,919	$225,767	$219,914	$622,299

Other comprehensive profit/(loss), net of tax
Foreign currency translation adjustment	(20,327)	1,309	(27,869)	(4,060)

Comprehensive profit/(loss)	95,479	288,430	267,493	783,406

Comprehensive profit/(loss) attributable to the non-controlling interest	22,821	61,616	69,873	164,354

Comprehensive profit/(loss) attributable to Umatrin Holding Limited	$72,658	$226,814	$197,620	$619,052

Loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS’ EQUITY

For the Six Month Ended June 30, 2021 and December 31, 2020

	Umatrin Holding Limitd Shareholders'
					Accumulated
	Common Stock, $0.00001		Additional Paid-in	Retained Earnings	Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
Balance, December 31, 2019	182,444,266	$1,825	$3,136,561	$(3,369,169)	$(130,943)	$(47,223)	$(408,949)
Net income (loss)				375,715		122,827	498,542
Cumulative translation adjustment					15,895	3,975	19,870
Balance, December 31, 2020	182,444,266	$1,825	$3,136,561	$(2,993,454)	$(115,048)	$79,579	$109,463
Net income (loss)				219,914		75,448	295,362
Cumulative translation adjustment					(22,296)	(5,575)	(27,871)
Balance, June 30, 2021	182,444,266	$1,825	$3,136,561	$(2,773,540)	$(137,344)	$149,452	$376,954

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Six Months Ended
	June 30,	June 30,
	2021	2020
Cash flows from operating activities
Net profit/(loss) including noncontrolling interest	$295,362	$787,465
Adjustment to reconcile net profit/(loss) from operations:
Depreciation expense	46,600	42,588
Changes in Operating Assets and Liabilities
Inventory	(5,249)	(240,725)
Prepaid tax	(78,711)	(24,276)
Accounts receivables and deposits	(21,287)	(288,408)
Accounts payable and accrued expenses	(271,450)	151,745
Other payables	11,264	8,500
Net cash provided by (used in) operating activities	(23,472)	436,888

Cash flows from investing activity
Purchase of property and equipment	-	(2,636)
Advances received from/(made to) related parties
Net cash used in investing activity	-	(2,636)

Cash flows from financing activities
Proceeds/(Repayment) to related party, net	48,100	(352,031)
Proceeds/(Repayments) from loan, net	(57,559)	(119,023)
Net cash used in financing activities	(9,459)	(471,054)

Effect of exchange rate changes	(1,946)	(2,376)

Net increase (decrease) in cash and cash equivalents	(34,877)	(39,178)
Cash and cash equivalents at beginning of period	50,459	171,678
Cash and cash equivalents at end of period	$15,582	$132,500

Supplemental disclosures of cash flow information
Interest paid	$6,922	$12,138
Income taxes (refund)/paid	$78,711	$24,276

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

JUNE 30, 2021

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
↓ 80%
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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
June 30, 2021	4.2766	4.1925
December 31, 2020	4.0567	4.2017
June 30, 2020	4.1585	4.1191

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

The cash and cash equivalents for the period ended June 30, 2021 and December 31, 2020 were $15,582 and $50,459 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

Bad debt expenses were $nil and $nil for the six months ended June 30, 2021 and 2020, respectively.

At June 30, 2021 and December 31, 2020, the Company’s outstanding trade receivables were $37,124 and $38,281.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the six months ended June 30, 2021 and 2020.

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

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $nil and $nil for advertising and promotions expenses during the six months ended June 30, 2021 and 2020, respectively.

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

3. GOING CONCERN

As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,773,540 as of June 30, 2021 which include a profit of $295,362 for the six months ended June 30, 2021.

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

4 SIGNIFICANT CONCENTRATION

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of June 30, 2021 and December 31, 2020. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at June 30, 2021 and December 31, 2020 is maintained at financial institutions in the Malaysia which provide insurance on deposit for up to MYR 250,000 for each depositor in a bank. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

For the six months ended June 30, 2021 and 2020, the Company’s sales were mainly made to customers located in the Malaysia. In addition, total accounts receivables as of June 30, 2021 and December 31, 2020 also arose from customers located in the Malaysia.

Major parts of net assets of the Company are also located in the Malaysia.

Customer Concentration

The following table sets forth information as to the revenue derived from those customers that accounted for more than 10% of our revenue for the six months ended June 30, 2021:

	Amount	%
MNS Sdn. Bhd.	$85,291	10%

The following table sets forth information as to the accounts receivable derived from those customers that accounted for more than 10% of our accounts receivable as of June 30, 2021:

	Amount	%
MNS Sdn. Bhd.	$24,682	66%
Aura Secret Sdn. Bhd.	$12,442	34%

5. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	June 30,	December 31,
	2021	2020
Computer and software	$23,381	$24,649
Furniture and fittings	28,525	30,071
Office equipment	41,625	43,882
Renovations and improvements	335,830	354,034
Motor vehicle	127,234	134,131
Building	871,638	918,886
Land	213,863	225,455
Total	1,642,096	1,731,108
Less: accumulated depreciation	(871,254)	(870,321)
Net	$770,842	$860,787

The depreciation expense charged to general and administrative expenses were $46,600 and $42,588 for the six months ended June 30, 2021 and 2020, respectively.

6. RELATED PARTIES TRANSACTIONS

As of June 30, 2021, accounts receivable from Aura Secret Sdn Bhd. is $12,442.

For the six months ended June 30, 2021, the Company had $10,972 and $10,972 sales from Global Bizrewards Sdn. Bhd. and Global Patronage Sdn. Bhd., respectively.

Due from related parties consists of the following:

	June 30,	December 31,
	2021	2020	Purpose
Global Bizrewards Sdn. Bhd.	$189,411	$199,679	Advance
Koperasi Usahawan	54,079	57,010	Advance
Global Patronage Sdn Bhd	-	14,246	Advance
Yaya Media Sdn Bhd	224	1,870	Advance
SKH Media Sdn. Bhd.	140,345	246,462	Advance
Hipland Realty Sdn. Bhd.	4,209	4,437	Advance
Total Due from	388,268	523,704

Due to related parties consists of the following:

	June 30,	December 31,
	2021	2020	Purpose
Dato Sri Warren Eu Hin Chai	$241,989	$320,473	Capital Advance
Michael A. Zahorik	30,307	30,307	Capital Advance
Aura Secret Sdn. Bhd.	3,975	4,191	Capital Advance
Global Patronage Sdn. Bhd.	9,869	-	Capital Advance
Total Due to	286,140	354,971

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato’ Sri Eu Hin Chai
Global Patronage Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Yaya Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Aura Secret Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai

The amounts due from or due to related parties’ were unsecured, non-interest bearing, and due on demand.

7. STOCKHOLDERS’ EQUITY

Equity – Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of June 30, 2021.

8. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Operating Lease Commitments

The Company entered into a property lease agreement for office space which started on November 15, 2020 and expired on November 14, 2023 for monthly payment of MYR13,000 (approximately $3,100).

The rent expenses were $18,604 and $nil for the six months ended June 30, 2021 and 2020, respectively.

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $59,458). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 5.45% for June 30, 2021.

On July 27, 2015, the Company made a drawdown of MYR2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $322,649, of which $45,994 is due within one year and classified as short term, and $276,655 is due after one year, and has classified as long term.

Interest expenses were $5,889 and $12,138 for the six months ended June 30, 2021 and 2020, respectively.

	June 30,	December 31,
	2021	2020
Repayable within 1 year	$45,994	$32,058
Repayable within 2 year	31,950	33,132
Repayable within 3 year	33,021	34,242
Repayable within 4 year	34,127	35,389
Repayable within 5 year	35,271	36,575
Repayable after 5 year	175,797	204,070
Total Due from	356,160	375,466

10. LEASE

The Company acquired motor vehicle under hire purchase agreements under capital lease. The lease arrangement requires monthly payments of $1,869 for a period of 36 to 84 months.

The Company has included the asset as motor vehicle as follows:

	June 30,	December 31,
	2021	2020
Motor vehicle	$127,234	$134,130
Less: accumulated depreciation	39,659	28,395
Net	87,575	105,735

Interest expenses were $1,033 and $689 for the six months ended June 30, 2021 and 2020, respectively.

The future minimum payments under the capitalized lease, together with the present minimum value of net minimum lease payments at the period ended June 30, 2021 and December 31, 2020 as follows:

	June 30,	December 31,
	2021	2020
Repayable within 1 year	$21,278	$22,431
Repayable within 2 year	21,278	22,431
Repayable within 3 year	11,342	17,666
Repayable within 4 year	10,447	11,013
Repayable within 5 year	10,447	11,013
Thereafter	1,745	7,346
Total	76,537	91,900
Less amount representing interest	8,305	9,823
Present value of lease payments	68,232	82,077

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

As of June 30, 2021, UMHL has accumulated net operating losses of $3,134,676 which carryovers as a deferred tax asset that begins to expire in 2025.

The net losses before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	June 30,
	2021	2020
Net loss before income taxes	(81,874)	(38,366)

Tax expenses (benefit) at the statutory tax rate	(17,193)	(8,057)
Tax effect of:
Valuation allowance	17,193	8,057
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2021	2020
Deferred tax asset
Net operating losses carry forwards	542,845	525,652

Valuation allowance	(542,845)	(525,652)
Deferred tax assets, net	-	-

Malaysia

The Company’s subsidiary, U Matrin Worldwide Sdn Bhd, is established in Malaysia and its income is subject to Malaysia tax laws.The income tax rate is 17% (2020 : 17%) for the first MYR500,000 ($123,934) taxable income and 24% (2020 : 24%) thereafter.

The net income before income taxes and its provision for income taxes as follows:

	For the six months ended
	June 30,	June 30,
	2021	2020
Net profit before income taxes	377,236	825,831

Tax expenses (benefit) at the statutory tax rate	64,130	198,199

Tax effects of:
Utilization of deferred tax assets previously not
recognized	(64,130)	(198,199)
Valuation of allowance on deferred tax assets	-	-
Income tax expense (benefit)	-	-

The components of deferred tax assets and liabilities as follows:

	June 30,	December 31,
	2021	2020
Deferred tax asset
Expenses not currently deductible	-	-
Valuation allowance	-	-
Deferred tax assets, net	-	-

The Company has prepaid income tax of $83,487 and $6,666 as of June 30, 2021 and December 31, 2020, respectively.

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

Results of Operations

Comparison for the three months ended June 30, 2021 and 2020

Sales

For the three months ended June 30, 2021, the Company generated $369,998 in revenues, which has a decrease of $652,047, or 64% compared to the three months ended June 30, 2020. This was due to decrease in sales volume for Akero product series as the economy was declining due to pandemic issues in the country.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $294,675 for the three months ended June 30, 2021, which has a decrease of $276,080 or 48% compared to the three months ended June 30, 2020. This was due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the three months ended June 30, 2021 and 2020. Selling, general and administrative costs decreased from $277,607 for the three months ended June 31, 2020 to $175,551 for the three months ended June 30, 2021. The decrease was due to decrease in business activity.

Net income

For the three months ended June 30, 2021, the Company had $115,806 in net profit as compared to $287,121 in net profit for the three months ended June 30, 2020, which was a decrease in net profit of $171,315. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the six months ended June 30, 2021 and 2020

Sales

For the six months ended June 30, 2021, the Company generated $903,540 in revenues, which has a decrease of $909,096, or 50% compared to the six months ended June 30, 2020. This was due to decrease in sales volume for Akero product series as the economy was declining due to pandemic issues in the country.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $737,917 for the six months ended June 30, 2021, which has a decrease of $564,682 or 43% compared to the six months ended June 30, 2020. This was due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the six months ended June 30, 2021 and 2020. Selling, general and administrative costs decreased from $502,996 for the six months ended June 30, 2020 to $435,633 for the six months ended June 30, 2021. The decrease was due to decrease in business activity.

Net income

For the six months ended June 30, 2021, the Company had $295,362 in net profit as compared to $787,465 in net profit for the six months ended June 30, 2020, which was a decrease in net profit of $492,103. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $15,582 and $50,459 as of June 30, 2021 and December 31, 2020, respectively.

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

The following table sets forth information about our net cash flow for the six months ended June 30, 2021 and 2020:

	For the six months ended
	June 30,	June 30,
	2021	2020
Net cash provided by (used in) operating activities	(23,472)	436,888
Net cash provided by (used in) investing activities	-	(2,636)
Net cash provided by (used in) financing activities	(9,459)	(471,054)

Operating Activities

For the six months ended June 30, 2021 we used $23,472 in operating activities as compared to generated $436,888 in operating activities during the six months ended June 30, 2020. The movement in net cash used in operating activities resulted from the movement in inventory, prepaid tax, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the six months ended June 30, 2021 we used $nil in investing activities as compared to using $2,636 in investing activities during the six months ended June 30, 2020. The movement in net cash used in investing activity resulted from purchase of equipment.

Financing Activities

During the six months ended June 30, 2021, we used $9,459 in financing activities as compared to using $471,054 in financing activities during the six months ended June 30, 2020.

During the six months ended June 30, 2021, the net cash provided by financing activities resulted from net proceeds from related party of $48,100 and net repayment for borrowings of $57,559.

During the six months ended June 30, 2020, the net cash provided by financing activities resulted from net repayment to related party of $352,031 and net repayment to term loan of $119,023.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to Umatrin for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for both June 30, 2021 and December 31, 2020.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $5,889 and $12,138 for the six months ended June 30, 2021 and 2020, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of June 30, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the six months ended June 30, 2021 and December 31, 2020 except mentioned above.

Going Concern

Our financial statements have been prepared on a going concern basis. As reflected in the accompanying financial statements, the Company had accumulated deficit of $2,773,540 as of June 30, 2021 which include a profit of $295,362 for the six months ended June 30, 2021. We expect to finance our operations primarily through our existing cash, our operations and any future financing. However, there exists substantial doubt about our ability to continue as a going concern because we will be required to obtain additional capital in the future to continue our operations and there is no assurance that we will be able to obtain such capital, through equity or debt financing, or any combination thereof, or on satisfactory terms or at all. Additionally, no assurance can be given that any such financing, if obtained, will be adequate to meet our capital needs. If adequate capital cannot be obtained on a timely basis and on satisfactory terms, our operations would be materially negatively impacted. Therefore, our auditor has substantial doubt as to our ability to continue as a going concern. Our ability to complete additional offerings is dependent on the state of the debt and/or equity markets at the time of any proposed offering, and such market’s reception of the Company and the offering terms. There is no assurance that capital in any form would be available to us, and if available, on terms and conditions that are acceptable.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the six months ended June 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended June 30, 2021.

Item 4. Mine Safety Disclosures.

Not applicable.

Item 5. Other Information.

There is no other information required to be disclosed under this item which was not previously disclosed.

Item 6. Exhibits.

Exhibits #	Title

31.1	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 302 of the Sarbanes--Oxley Act of 2002
32.1+	Certification of Principal Executive Officer and Principal Financial Officer Pursuant to Section 906 of the Sarbanes--Oxley Act of 2002
101.INS	Inline XBRL Instance Document (the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document).
101.SCH	Inline XBRL Taxonomy Extension Schema Document.
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.
104	Cover Page Interactive Data File (formatted as inline XBRL and contained in Exhibit 101).

___________

+ In accordance with the SEC Release 33-8238, deemed being furnished and not filed.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned hereunto duly authorized.

UMATRIN HOLDING LIMITED

Dated: September 1, 2021	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

