Form 10-Q
period 2021-09-30
Umatrin Holding Ltd
filed 2021-12-30
CIK 1317839

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF THE SECURITIES AND EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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
N/A

As of December 30, 2021, the registrant had 182,444,266 shares of common stock, $0.00001 par value per share, issued and outstanding.

UMATRIN HOLDING LIMITED

FORM 10-Q

FOR THE QUARTERLY PERIOD ENDED September 30, 2021

PART I—FINANCIAL INFORMATION

Item 1. Financial Statements

UMATRIN HOLDING LIMITED

CONSOLIDATED BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(Unaudited)	(Audited)
Assets
Current Assets
Cash and cash equivalents	$11,899	$50,459
Accounts receivables	12,478	15,980
Accounts receivables-related parties	22,081	22,301
Inventories	29,255	31,303
Prepaid tax	-	6,666
Due from related parties	396,893	523,704
Other receivables and deposits	27,456	-
Total Current Assets	500,062	650,413

Deposits	9,319	45,552
Right of use asset	175,890	-
Land, property and equipment, net	910,081	860,787
Total Assets	1,595,352	1,556,752

Liabilities
Current Liabilities
Term loan payable-current portion	42,619	32,058
Finance lease payable - current portion	30,831	20,296
Operating lease liabilities - current	32,146	-
Accounts payable and accrued expenses	75,416	431,082
Other payables	170,455	204,185
Due to related parties	315,422	354,971
Tax payable	75,578	-
Total Current Liabilities	742,467	1,042,592

Operating lease liabilities - non current	144,740	-
Term loan payable - non current	290,017	343,408
Finance lease payable - non current	106,867	61,289

Total Liabilities	1,284,091	1,447,289

Equity
Umatrin Holding Limited Stockholders' Equity
Preferred stock: 10,000,000 authorized; $0.00001 par value
0 and 0 shares issued and outstanding	-	-
Common stock: 500,000,000 authorized; $0.00001 par value
182,444,266 shares issued and outstanding	1,825	1,825
Additional paid in capital	3,136,561	3,136,561
Accumulated deficits	(2,798,930)	(2,993,454)
Accumulated other comprehensive loss	(127,252)	(115,048)
Total Umatrin Holding Limited Stockholders' Equity	212,204	29,884
Non-controlling interest	99,057	79,579
Total Equity	311,261	109,463
Total Liabilities and Stockholders’ Equity	$1,595,352	$1,556,752

See accompanying notes to financial statements.

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

(UNAUDITED)

	For the Three Months ended		For the Nine Months Ended
	September 30, 2021	September 30, 2020	September 30, 2021	September 30, 2020
Sales	$248,317	$821,105	$1,129,914	$2,633,741
Sales-related parties	7,845	-	29,788	-
	256,162	821,105	1,159,702	2,633,741
Cost of sales	(62,410)	(259,915)	(228,033)	(769,952)
Gross profit	193,752	561,190	931,669	1,863,789

Operating expenses
Selling, general & administrative expenses	(47,928)	(303,559)	(483,561)	(806,555)
Leases expenses	(31,255)	-	(31,255)	-
Total operating expenses	(79,183)	(303,559)	(514,816)	(806,555)

Profit from operations	114,569	257,631	416,853	1,057,234

Other expenses
Interest income	240	-	240	-
Interest expense	(8,034)	(5,580)	(14,956)	(17,718)
Total other expenses	(7,794)	(5,580)	(14,716)	(17,718)

Net profit before income taxes	106,775	252,051	402,137	1,039,516

Provision for income taxes	(185,590)	-	(185,590)	-

Net (loss) profit	(78,815)	252,051	$216,547	$1,039,516

Less: Net profit (loss) profit attributable to non-controlling interest	(53,424)	55,206	$22,023	$220,372

Net (loss) profit attributable to Umatrin Holding Limited	$(25,391)	$196,845	$194,524	$819,143

Other comprehensive (loss) profit, net of tax
Foreign currency translation adjustment	13,121	29,591	(14,748)	25,530

Comprehensive (loss) profit	(65,694)	281,642	201,799	1,065,047

Comprehensive (loss) profit attributable to the non-controlling interest	50,394	(61,124)	(19,479)	(225,478)

Comprehensive (loss)/profit attributable to Umatrin Holding Limited	$(15,300)	$220,518	$182,320	$839,569

Loss per common share - basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average number of shares outstanding - basic and diluted	182,444,266	182,444,266	182,444,266	182,444,266

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

STATEMENTS OF OWNERS’ EQUITY

For the Nine Months Ended September 30, 2021 and September 30, 2020

	Umatrin Holding Limited Shareholders'

	Common Stock, $0.00001		Additional Paid-in	Retained Earnings	Accumulated Other Comprehensive	Noncontrolling	Total
	Shares	Amount	Capital	(Deficit)	Loss	Interest	Equity
For the nine months ended September 30, 2021
Balance, December 31, 2020	182,444,266	$1,825	$3,136,561	$(2,993,454)	$(115,048)	$79,579	$109,463
Net income	-	-	-	130,995	-	48,560	179,555
Cumulative translation adjustment	-	-	-	-	(6,035)	(1,509)	(7,544)
Balance, March 31, 2021	182,444,266	$1,825	$3,136,561	$(2,862,459)	$(121,083)	$126,630	$281,474
Net income	-	-	-	88,920	-	26,888	115,808
Cumulative translation adjustment	-	-	-	-	(16,260)	(4,067)	(20,327)
Balance, June 30, 2021	182,444,266	$1,825	$3,136,561	$(2,773,539)	$(137,343)	$149,451	$376,955
Net loss	-	-	-	(25,391)	-	(53,424)	(78,815)
Cumulative translation adjustment	-	-	-	-	10,091	3,030	13,121
Balance, September 30, 2021	182,444,266	$1,825	$3,136,561	$(2,798,930)	$(127,252)	$99,057	$311,261

For the nine months ended September 30, 2020
Balance, December 31, 2019	182,444,266	$1,825	$3,136,561	$(3,369,169)	$(130,943)	$(47,223)	$(408,949)
Net income	-	-	-	396,531	-	103,812	500,343
Cumulative translation adjustment	-	-	-	-	658	165	823
Balance, March 31, 2020	182,444,266	$1,825	$3,136,561	$(2,972,638)	$(130,285)	$56,754	$92,217
Net income	-	-	-	225,768	-	61,355	287,123
Cumulative translation adjustment	-	-	-	-	(3,906)	(977)	(4,883)
Balance, June 30, 2020	182,444,266	$1,825	$3,136,561	$(2,746,870)	$(134,191)	$117,132	$374,457
Net income	-	-	-	196,844	-	55,206	252,050
Cumulative translation adjustment	-	-	-	-	23,673	5,917	29,590
Balance, September 30, 2020	182,444,266	$1,825	$3,136,561	$(2,550,026)	$(110,518)	$178,255	$656,097

See accompanying notes to financial statements

UMATRIN HOLDING LIMITED

CONSOLIDATED STATEMENTS OF CASH FLOWS

(UNAUDITED)

	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Cash flows from operating activities
Net profit including noncontrolling interest	$216,547	$1,039,516
Adjustment to reconcile net profit from operations:
Depreciation expense	81,260	64,544
Amortization of right-of-use assets	28,901	-
Changes in Operating Assets and Liabilities
Inventory	1,095	(424,442)
Income tax payable	82,438	(85,162)
Accounts receivables and deposits	9,979	(153,421)
Accounts payable and accrued expenses	(387,211)	123,083
Other payables	12,696	13,500
Operating lease liabilities	(27,905)	-
Net cash provided operating activities	17,800	577,618

Cash flows from investing activity
Purchase of property and equipment	(157,289)	(52,790)
Net cash used in investing activity	(157,289)	(52,790)

Cash flows from financing activities
Proceeds (Repayment) to related party, net	74,875	(520,755)
Proceeds (Repayments) from loan, net	27,419	(84,577)
Net cash provided by (used in) financing activities	102,294	(605,332)

Effect of exchange rate changes	(1,365)	(3,971)

Net movement in cash and cash equivalents	(38,560)	(84,475)
Cash and cash equivalents at beginning of period	50,459	171,678
Cash and cash equivalents at end of period	$11,899	$87,203

Supplemental disclosures of cash flow information
Interest paid	$14,956	$17,718
Income taxes (refund)/paid	$110,932	$85,162

See accompanying notes to financial statements

UMATRIN HOLDINGS LTD.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

SEPTEMBER 30, 2021

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

U Matrin Worldwide SDN. BHD., formerly known as OLC Worldwide SDN. BHD., was incorporated in Malaysia on July 22, 1993. The principal activities of Umatrin is direct selling and trading on beauty and personal care products, and investment holding.

The Board of Director of the U Matrin Worldwide SDN. BHD. approved to change the company name to MACN SDN. BHD. (“MACN”) and successfully registered on Companies Commission of Malaysia (“SSM”) on June 9, 2020.

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

Umatrin Holding Limited and its subsidiary MACN SDN. BHD. shall be referred as the “Company”.

The organization structure as follows:

Umatrin Holding Ltd. (USA)
↓ 80%
MACN SDN. BHD. (Malaysia)

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

In accordance with ASC 805-50-45-5, for transactions between entities under common control, financial statements and financial information presented for prior periods have been retroactively adjusted to furnish comparative information. The accompanying consolidated financial statements are presented retrospectively as though the share exchange agreement between the UMHL and MACN occurred at the beginning of the first period presented.

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

Functional and presentation currency

The functional and reporting currency of Umatrin Holding Ltd. is US Dollars (“US$”). The functional currency of MACN is the currency of the primary economic environment in which the Company’s subsidiary operates which is Malaysia Ringgit (“MYR”).

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

Exchange rate used for the translation as follows:

	Period End	Average
US$ to MYR	Rate	Rate
September 30, 2021	4.1849	4.1647
December 31, 2020	4.0567	4.2017
September 30, 2020	4.1491	4.2331

Fair value of financial instruments

The Company’s balance sheet includes financial instruments, including cash, term loan, accounts payable, accrued expenses and amounts due to related party. The carrying amounts of current assets and current liabilities approximate their fair value because of the relatively short period of time between the origination of these instruments and their expected realization.

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

The cash and cash equivalents for the period ended September 30, 2021 and December 31, 2020 were $11,899 and $50,459 respectively.

Trade Receivables

Trade receivables are carried at anticipated realizable value. Bad debts are written off in the period in which they are identified. An estimate is made for doubtful debts based on a review of all outstanding amounts at the balance sheet date.

At September 30, 2021 and December 31, 2020, the Company’s outstanding trade receivables were $34,559 and $38,281.

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

Impairment of Long-lived Assets

In accordance with ASC Topic 360, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be fully recoverable, or at least annually. The Company recognizes an impairment loss when the sum of expected undiscounted future cash flows is less than the carrying amount of the asset. The amount of impairment is measured as the difference between the asset’s estimated fair value and its book value. The Company recorded no impairment charge for the nine months ended September 30, 2021 and 2020.

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

Lease Commitments

On January 1, 2019, the Company adopted Accounting Standards Update No. 2016-02, Leases (Topic 842) (ASU 2016-02), as amended, which supersedes the lease accounting guidance under Topic 840, and generally requires lessees to recognize operating and financing lease liabilities and corresponding right-of-use (ROU) assets on the balance sheet and to provide enhanced disclosures surrounding the amount, timing and uncertainty of cash flows arising from leasing arrangements.

The Company determined if an arrangement is a lease at inception. Operating leases are included in operating lease right-of-use (“ROU”) assets and short and long-term lease liabilities in our consolidated balance sheets. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities in our consolidated balance sheets.

As of adoption of ASC 842 and as of January 1, 2019, the adoption did not have an impact on the Company s financial statements as the Company did not commitment any lease that are over twelve months at time of adoption.

Deposits

Deposit comprised of security deposits paid in accordance to lease agreements. The security deposits for the leases were 9,319 and 45,552 as of September 30, 2021 and December 31, 2020.

Advertising

The Company expenses advertising costs as incurred and includes it in selling expenses. The Company recorded $1,522 and $2,630 for advertising and promotions expenses during the nine months ended September 30, 2021 and 2020, respectively.

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

Comprehensive Income (Loss)

The Company follows the provisions of the Financial Accounting Standards Board (the “FASB”) ASC 220 Reporting Comprehensive Income, and establishes standards for the reporting and display of comprehensive income, its components and accumulated balances in a full set of general-purpose financial statements. The Company’s comprehensive income consists of net income and foreign currency translation adjustments.

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

Recent Accounting Pronouncements

The Company does not believe that the recently issued standards that are not yet effective would have a material impact on the Company’s financial position or results of operations.

3. SIGNIFICANT CONCENTRATION

Financial instruments which potentially expose the Company to concentrations of credit risk consist of cash and accounts receivable as of September 30, 2021 and December 31, 2020. The Company performs ongoing evaluations of its cash position and credit evaluations to ensure collections and minimize losses.

The major part of the Company’s cash at September 30, 2021 and December 31, 2020 is maintained at financial institutions in the Malaysia which provide insurance on deposit for up to MYR 250,000 for each depositor in a bank. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk in this area.

Geographic Concentration

The Company’s operation and its major assets are also located in the Malaysia. The Company’s customers and suppliers are mainly located in Malaysia.

The Company depends on few suppliers for its products sold. Accordingly, the Company has a concentration risk related to these suppliers. Failure to maintain existing relationships with the suppliers or to establish new relationships in the future could negatively affect the Company’s ability to obtain products sold to customers in a timely manner. If the Company is unable to obtain ample supply of products from existing suppliers or alternative sources of supply, the Company may be unable to satisfy the orders from its customers, which could materially and adversely affect revenues.

Sales revenues derived from customers that accounted for more than 10% of total sales revenues as follows:

Customers Sales Concentrations (10% or more)
	For the Nine Months Ended
Customers	September 30, 2021%		September 30, 2020%
Ma Yu Fen	$114,727	10%	$-	0%
Gao Xue Mei	$-	0%	$499,433	19%

Accounts receivable derived from customers that accounted for more than 10% of total accounts receivable as follows:

	September 30,		December 31,
Customers	2021	%	2020	%
Aura Secret Sdn. Bhd.	$15,726	46%	$22,301	58%
Management Nutrition Solution Sdn. Bhd.	12,478	36%	15980	42%
Global Patronage Sdn. Bhd.	6,355	18%	-
	34,559		38,281

Purchases derived from suppliers that accounted for more than 10% of total purchases as follows:

Suppliers Purchases Concentrations (10% or more)
	For the Nine Months Ended
Suppliers	September 30, 2021%		September 30, 2020%
Bio Life Neutraceuticals Sdn. Bhd.	$23,718	56%	$1,096,529	90%
Global Patronage Sdn. Bhd.	9,279	22%	-	0%
Bio Naturecare Marketing Sdn. Bhd.	8,101	19%	-	0%

Accounts payable derived from suppliers that accounted for more than 10% of total accounts payable as follows:

	September 30,		December 31,
Suppliers	2021	%	2020	%
Bio Life Neutraceuticals Sdn Bhd	$-	0%	$282,997	96%
Bio Naturecare Marketing Sdn Bhd	18,108	100%	11,337	4%
	18,108		294,334

4. LAND, PROPERTY & EQUIPMENT

Land, property & equipment consist of the following:

	September 30,	December 31,
	2021	2020
Computer and software	$31,715	$24,649
Furniture and fittings	30,526	30,071
Office equipment	62,499	43,882
Renovations and improvements	343,188	354,034
Motor vehicle	257,394	134,131
Building	890,733	918,886
Land	218,548	225,455
Total	1,834,603	1,731,108
Less: accumulated depreciation	(924,522)	(870,321)
Net	$910,081	$860,787

The depreciation expense charged to general and administrative expenses were $81,260 and $64,544 for the nine months ended September 30, 2021 and 2020, respectively.

5. RELATED PARTIES TRANSACTIONS

Sales to related parties as the following:

Related Party Sales Revenues
	For the Nine Months Ended
	September 30, 2021	September 30, 2020
Aura Secret Sdn. Bhd.	$514	$-
Global Bizrewards Sdn. Bhd.	11,045	-
Global Patronage Sdn. Bhd.	18,229	-
Total	$29,788	$-

The accounts receivable with related parties as the following:

	September 30,	December 31,
	2021	2020	Purpose
Aura Secret Sdn. Bhd.	$15,726	$22,301	Trade
Global Patronage Sdn. Bhd.	6,355	-	Trade
Total Accounts Receivables	$22,081	$22,301

Non-trade amounts due from related parties consists of the following:

	September 30,	December 31,
	2021	2020	Purpose
Global Bizrewards Sdn. Bhd.	$193,560	$199,679	Advance
Koperasi Usahawan	55,264	57,010	Advance
Global Patronage Sdn. Bhd.	-	14,246	Advance
Yaya Media Sdn. Bhd.	228	1,870	Advance
SKH Media Sdn. Bhd.	143,504	246,462	Advance
Hipland Realty Sdn. Bhd.	4,337	4,437	Advance
Total Due from	$396,893	$523,704

Non-trade amounts due to related parties consists of the following:

	September 30,	December 31,
	2021	2020	Purpose
Dato Sri Warren Eu Hin Chai	$305,348	$320,473	Capital Advance
Michael A. Zahorik	-	30,307	Capital Advance
Aura Secret Sdn. Bhd.	-	4,191	Capital Advance
Global Patronage Sdn. Bhd.	10,074	-	Capital Advance
Total Due to	315,422	354,971

The related parties’ relationship to the Company as follows:

Name	Relationship
Michael A. Zahorik	Former director
Global Bizrewards Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
SKH Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Dato Sri Warren Eu Hin Chai	Director & Shareholder of the Company
Koperasi Usahawan	Related by common director, Dato’ Sri Eu Hin Chai
Global Patronage Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Yaya Media Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Aura Secret Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai
Hipland Realty Sdn. Bhd.	Related by common director, Dato’ Sri Eu Hin Chai

The amounts due from or due to related parties were unsecured, non-interest bearing, and due on demand.

6. STOCKHOLDERS’ EQUITY

Equity – Common Stock

The Company has 182,444,266 shares of common stock issued and outstanding as of September 30, 2021.

7. COMMITMENTS, CONTINGENCIES, RISKS AND UNCERTAINTIES

Concentration and Credit risk

Cash deposits with banks are held in financial institutions in Malaysia, which are federally insured with deposit protection up to MYR250,000 (approximately $59,738). Accordingly, the Company has a concentration of credit risk related to the uninsured part of bank deposits. The Company has not experienced any losses in such accounts and believes it is not exposed to significant credit risk.

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

8. TERM LOAN

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to the Company for the purchase of a four-story office with a repayment period of 240 months.

The term loan was secured by the title deed for the said property and guaranteed by directors of the Company. The term loan is subject to an interest charge at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is currently at 6.85% for September 30, 2021.

On July 27, 2015, the Company made a drawdown of MYR 2,300,000 (approx. $609,554) on the term loan. The repayment started effectively on September 1, 2015 with a fixed installment of MYR 14,863.14 (approx. $3,561) for 240 installments.

The outstanding balance of the term loan is $332,636, of which $42,619 is due within one year and classified as short term, and $290,017 is due after one year, and has classified as long term.

Interest expenses were $8,861 and $17,718 for the nine months ended September 30, 2021 and 2020, respectively.

	September 30,	December 31,
Periods	2021	2020
Repayable within 1 year	$42,619	$32,058
Repayable within 2 years	32,920	33,132
Repayable within 3 years	34,023	34,242
Repayable within 4 years	35,163	35,389
Repayable within 5 years	36,341	36,575
Repayable after 5 years	151,570	204,070
Total	332,636	375,466

9. FINANCE LEASE PAYABLE

The Company acquired motor vehicle under hire purchase agreements under capital lease. The lease arrangement requires monthly payments of $893 for remaining 60 months, $926 for remaining 21 months, $664 for remaining 53 months and $561 for remaining 103 months.

The Company has included the asset as motor vehicle as follows:

	September 30,	December 31,
	2021	2020
Motor vehicle	$257,394	$134,130
Less: accumulated depreciation	53,635	28,395
Net	203,759	105,735

Interest expenses were $6,095 and $1,123 for the nine months ended September 30, 2021 and 2020, respectively.

The future minimum payments under the finance lease, together with the present minimum value of net minimum lease payments at the period ended September 30, 2021 and December 31, 2020 as follows:

	September 30,	December 31,
Periods	2021	2020
Repayable within 1 year	$36,391	$22,431
Repayable within 2 years	33,616	22,431
Repayable within 3 years	25,322	17,666
Repayable within 4 years	25,322	11,013
Repayable within 5 years	20,689	11,013
Thereafter	8,694	7,346
Total	150,034	91,900
After less Amount representing interest	12,336	9,823
Present value of lease payments - current	30,831	20,296
Present value of lease payments - non-current	106,867	61,781
Total present value	$137,698	$82,077

10. LEASE COMMITMENTS

The Company has elected to not recognized lease assets and liabilities for lease with a term less than twelve months.

The Company has two (2) lease agreement for its office space that are recognized as operating lease right of use assets and liabilities. The duration of the leases are from November 15, 2020 to November 14, 2023 and January 1, 2020 to December 31, 2022, respectively. The security deposits for the leases were $9,319 and $45,552 as of September 30, 2021 and December 31, 2020.

The operating lease right-of-use assets ("ROU assets")and liabilities are recognized at commencement date based on the present value of lease payments over the lease term. The discount rate used to calculate present value is incremental borrowing rate or, if available, the rate implicit in the lease. The Company determines the incremental borrowing rate for this lease based primarily on its lease term in Malaysia which is approximately 5.52%.

Such lease cost is recognized over the lease term on a generally straight-line basis. All cash payments of operating lease cost are classified within operating activities in the statement of cash flows.

Right of use assets consist of the following:

	September 30,	December 31,
	2021	2020
Right of use assets	$204,791	$-
Add: New right of use assets recognized	-	-
Total	204,791	-
Less: accumulated amortization	(28,901)	-
Net	$175,890	$-

The amortizations of ROU assets recorded as lease expenses were $31,225 and $nil for the nine months ended September 30,2021 and 2020, respectively.

The undiscounted future minimum lease payment schedule as follows:

For the years ended December 31,	Amount
2021 (three months from September 30, 2021 to December 30, 2021)	10,205
2022 (twelve months from January 1, 2022 to December 31, 2022)	41,779
2023 (twelve months from January 1, 2022 to December 31, 2023)	38,898
Thereafter	113,453
Total	$204,335

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

As of September 30, 2021, UMHL has accumulated net operating losses of $2,798,930 which carryovers as a deferred tax asset that begins to expire in 2025.

The net profit (loss) before income taxes and its provision for income taxes as follows:

	For the nine months ended
	September 30,	September 30,
	2021	2020
Net profit (loss) before income taxes	106,433	(62,343)

Tax expenses (benefit) at the statutory tax rate	22,351	(13,092)
Tax effect of:
Valuation allowance	(22,351)	13,092
Income tax benefit	-	-

The components of deferred tax assets and liabilities as follows:

	September 30,	December 31,
	2021	2020
Net operating losses carry forwards	$503,301	$525,652
Valuation allowance	(503,301)	(525,652)
Deferred tax assets, net	$-	$-

Malaysia

The Company’s subsidiary, MACN Sdn. Bhd, is established in Malaysia and its income is subject to Malaysia tax laws. The income tax rate is 17% (2020 : 17%) for the first $144,067 (MYR600,000) taxable income and 24% (2020 : 24%) thereafter.

The net profit before income taxes and its provision for income taxes as follows:

	For the nine months ended
	September 30,	September 30,
	2021	2020
Net profit before income taxes	$295,704	$1,101,859
Tax expenses at the statutory tax rate	60,884	264,446
Tax effects of:
Utilization of deferred tax assets previously not recognized	-	-
Valuation of allowance on deferred tax assets	-	(264,446)
Additional provision of income tax for the year 2020	124,706	-
Income tax expense	$185,590	$-

The Company has income tax payable of $75,578 and prepaid income tax of $6,666 as of September 30, 2021 and December 31, 2020, respectively.

12. SIGNIFICANT EVENTS

In early 2020, the World Health Organization declared the rapidly spreading coronavirus disease (COVID-19) outbreak a pandemic. This pandemic has resulted in governments worldwide enacting emergency measures to combat the spread of the virus. The Company considered the impact of COVID-19 on the assumptions and estimates used and determined that there were no retroactive material adverse impacts on the Company’s results of operations and financial position at September 30, 2021. The full extent of the future impacts of COVID-19 on the Company’s operations is uncertain. A prolonged outbreak could have a material adverse impact on financial results and business operations of the Company in the future. The Company is not aware of any specific event or circumstance that would require an update to its estimates or judgments or a revision of the carrying value of its assets or liabilities as of the date of issuance of this Quarterly Report on Form 10-Q. These estimates may change, as new events occur and additional information is obtained.

13. SUBSEQUENT EVENTS

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

The Board of Director of the U Matrin Worldwide SDN. BHD. approved to change the company name to MACN SDN. BHD. (“MACN”) and successfully registered on Companies Commission of Malaysia (“SSM”) on June 9, 2020.

Results of Operations

Comparison for the three months ended September 30, 2021 and 2020

Sales

For the three months ended September 30, 2021, the Company generated $256,162 in revenues, which has a decrease of $564,943, or 69% compared to the three months ended September 30, 2020. This was due to decrease in sales volume for Akero product series as the economy was declining due to pandemic issues in the country.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $193,752 for the three months ended September 30, 2021, which has a decrease of $367,438 or 65% compared to the three months ended September 30, 2020 of $561,190. This was due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the three months ended September 30, 2021 and 2020. Selling, general and administrative costs decreased from $303,559 for the three months ended September 30, 2020 to $47,928 for the three months ended September 30, 2021. The decrease was due to decrease in business activity.

Net income

For the three months ended September 30, 2021, the Company had $78,815 in net loss as compared to $252,051 in net profit for the three months ended September 30, 2020, which was a decrease in net profit of $330,866. The Company will continue to implement new marketing strategies to improve its financial position.

Comparison for the nine months ended September 30, 2021 and 2020

Sales

For the nine months ended September 30, 2021, the Company generated $1,159,702 in revenues, which has a decrease of $1,474,039, or 56% compared to the nine months ended September 30, 2020. This was due to decrease in sales volume for Akero product series as the economy was declining due to pandemic issues in the country.

Gross profit and gross margin

The Company was able to generate a gross profit margin of $931,669 for the nine months ended September 30, 2021, which has a decrease of $932,120 or 50% compared to the nine months ended September 30, 2020 of $1,1863,789. This was due to decrease in sales volume for new Akero product series which has higher profit margin.

Selling, general and administrative costs

Major operating costs include salaries and wages, advertising and promotional costs for the nine months ended September 30, 2021 and 2020. Selling, general and administrative costs decreased from $806,555 for the nine months ended September 30, 2020 to $483,561 for the nine months ended September 30, 2021. The decrease was due to decrease in business activity.

Net income

For the nine months ended September 30, 2021, the Company had $216,547 in net profit as compared to $1,039,516 in net profit for the nine months ended September 30, 2020, which was a decrease in net profit of $822,969. The Company will continue to implement new marketing strategies to improve its financial position.

Liquidity and Capital Resources

We had cash and cash equivalent of $11,899 and $50,459 as of September 30, 2021 and December 31, 2020, respectively.

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

The following table sets forth information about our net cash flow for the nine months ended September 30, 2021 and 2020:

	For the nine months ended
	September 30,	September 30,
	2021	2020
Net cash provided by operating activities	17,800	577,618
Net cash used in investing activities	(157,289)	(52,790)
Net cash provided by / (used in) financing activities	102,294	(605,332)

Operating Activities

For the nine months ended September 30, 2021 we used $17,800 in operating activities as compared to generated $577,618 in operating activities during the nine months ended September 30, 2020. The movement in net cash used in operating activities resulted from the movement in inventory, income tax payable, other receivables and deposits, accounts payable and accrued expenses and other payables.

Investing Activities

During the nine months ended September 30, 2021 we used $157,289 in investing activities as compared to using $52,790 in investing activities during the nine months ended September 30, 2020. The movement in net cash used in investing activity resulted from purchase of motor vehicle.

Financing Activities

During the nine months ended September 30, 2021, we have provided by $102,294 in financing activities as compared to using $605,332 in financing activities during the nine months ended September 30, 2020.

During the nine months ended September 30, 2021, the net cash provided by financing activities resulted from net proceed from related party of $74,875 and net proceed for borrowings of $27,419.

During the nine months ended September 30, 2020, the net cash provided by financing activities resulted from net repayment to related party of $520,755 and net repayment to term loan of $84,577.

Loan Commitment

On December 23, 2014, MYR 2,300,000 (approximately $657,507) term loan was granted to MACN for the purchase of four Story Shop Offices located at No.32, 32-1, 32-2, 32-3, Jalan Radin Bagus 3, Bandar Baru Seri Petaling, 57000, Kuala Lumpur with a repayment period of 240 months. This term loan was secured by (i) title deed for the said property, and (ii) way of guarantee by directors of the Company. This term loan is subject to an interest charges at 2.10% per annum below the Bank’s Base Lending Rate (“BLR”) with daily rests. The BLR is at 5.45% and 6.85% for September 30, 2021 and December 31, 2020 respectively.

On July 27, 2015, the drawdown of MYR2,300,000 (approximately $609,554) was made and repayment effectively starts on December 1, 2015 with a fixed installment of MYR14,863.14 (approximately $3,561) for 240 installments.

Interest expenses were $14,956 and $17,718 for the nine months ended September 30, 2021 and 2020, respectively.

We have no known demands or commitments and we are not aware of any events or uncertainties as of September 30, 2021 that will result in or that are reasonably likely to materially increase or decrease our current liquidity.

We had no material commitments for capital expenditure for the nine months ended September 30, 2021 and December 31, 2020 except mentioned above.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

There were no unregistered sales of the Company’s equity securities during the nine months ended September 30, 2021, that were not otherwise disclosed in a Current Report on Form 8-K.

Item 3. Defaults Upon Senior Securities.

There were no defaults upon senior securities during the quarter ended September 30, 2021.

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

UMATRIN HOLDING LIMITED

Dated: December 30, 2021	By:	/s/ Dato’ Sri Warren Eu Hin Chai
Dato’ Sri Warren Eu Hin Chai
President, Chief Executive Officer, and Chief Financial Officer
(Duly Authorized Officer, Principal Executive Officer and Principal Financial Officer)

